Form 10QSB
period 2002-08-31
SUPERIORCLEAN INC
filed 2002-10-16
CIK 1144392

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
(Mark One)
[X]                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2002
Or

[  ]                         TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


Commission File Number: 000-49851


                       SUPERIORCLEAN, INC.
                    -------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                            88-0492605
         ------------                      ----------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


 1183 S. Huron Street, Denver,                80223
           Colorado                         ---------
---------------------------------           (Zip Code)
(Address of principal executive
           offices)

                         (303) 933-3000
                       ------------------
       (Registrant's telephone number, including area code)

                               N/A
                          -------------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             8,876,500




PAGE-1-




                        SUPERIORCLEAN, INC.


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements
   Balance Sheet                                                   3
   Statements of Operations                                        4
   Statements of Cash Flows                                        5
   Notes to Financial Statements                                   6

  Item 2. Management's Discussion and Plan of Operation            7

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                10

SIGNATURES                                                        11
















PAGE-2-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                        SUPERIORCLEAN, INC.
                           BALANCE SHEET
                       As of August 31, 2002
                            (Unaudited)

    ASSETS

Cash                                               $  35,684
Office equipment, net of $656 accumulated              1,280
depreciation
Deposit                                                1,000
                                                   -----------
                                                   $  37,964
                                                   ===========

    LIABILITIES

Deferred franchise fee revenue                     $  30,000
Accrued expenses                                          86
                                                   -----------
    Total Current Liabilities                         30,086
                                                   -----------

    STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 5,000,000 shares
authorized
  no shares issued or outstanding
Common stock, $.001 par, 20,000,000 shares
authorized,
  8,876,500 shares issued and outstanding              8,877
Additional paid in capital                           203,503
Retained deficit                                   (204,502)
                                                   -----------
    Total Stockholders' Equity                         7,878
                                                   -----------
                                                   $  37,964
                                                   ===========






PAGE-3-




                        SUPERIORCLEAN, INC.
                     STATEMENTS OF OPERATIONS
             For the Three Months and Six Months Ended
                     August 31, 2002 and 2001
                            (Unaudited)

                            Three Months           Six Months
                          Ended August 31,      Ended August 31,
                          2002       2001       2002       2001
                        ---------  ---------  ---------  ---------

Revenues
  Sales of franchises                                      $20,000
  Royalties and fees
    from franchises     $   9,716  $   5,403  $  16,938      5,403

General            and     29,088     20,908     98,397     60,855
administrative
                        ---------  ---------  ---------  ---------
Net loss                $(19,372)  $(15,505)  $(81,459)  $(35,452)
                        =========  =========  =========  =========


Basic and diluted loss
  per common share      $   (.00)  $   (.00)  $   (.01)  $   (.00)
Weighted average
common
  shares outstanding    8,876,500  7,626,000  8,876,500  7,626,000















PAGE-4-




                        SUPERIORCLEAN, INC.
                     STATEMENTS OF CASH FLOWS
         For the Six Months Ended August 31, 2002 and 2001
                            (Unaudited)

                                              2002        2001
                                           ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $(81,459)  $(35,452)

Adjustments to reconcile net loss
  to cash used by operating activities:
  Depreciation                                 430
  Stock issued for services                              4,630
  Imputed salary contributed by founder     15,600      15,600
  Deferred franchise fee revenues                       30,000
  Accrued expenses                              86
                                           ---------   ---------

NET CASH PROVIDED (USED) BY OPERATING      (65,343)     14,778
ACTIVITIES                                 ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                     (1,936)
  Increase in deposits                                 (1,000)
                                                       ---------

NET CASH USED IN INVESTING ACTIVITIES                  (2,936)
                                                       ---------

NET CHANGE IN CASH                         (65,343)     11,842

      Cash balance, beginning              101,027           0
                                           ---------   ---------
      Cash balance, ending                 $35,684     $11,842
                                           =========   =========








PAGE-5-




                        SUPERIORCLEAN, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of SuperiorClean, Inc. ("Superior") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's latest Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended February 28, 2002, have been omitted.



















PAGE-6-




       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about SuperiorClean, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, SuperiorClean's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

     SuperiorClean, Inc. was incorporated in Nevada on March 29,
2001. Since our inception we have devoted our activities to the following:

     (1) Raising capital - During February 2002, we completed an offering that was registered with the state of Nevada and Colorado pursuant to NRS 90.4920 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. As of March 1, 2002 we have sold 1,013,000 shares of our common stock at a price of $0.10 per share for total cash of $101,300.

     (2) Completion of our franchise manuals

     (3) Continued support of our existing franchisees - We have sold one franchise which is currently operating. The franchise has had positive cash flow and appears to be following our business model.




PAGE-7-




Results of Operations

     For the three months ended August 31:

                                    2002        2001
                                  --------    --------
Revenues
  Royalties and fees from            $9,716      $5,403
franchisees

Expenses
  General and administrative         29,088      20,908
                                  ---------   ---------
Net loss                          $(19,372)   $(15,505)

     Our revenues for the three months ended August 31, 2002 increased to $9,716 compared to $5,403 in the year ago period. Although we sold no new franchises during the current quarter, royalty income from our sole franchise increased nearly 80% from the same period last year.

     Our revenues are derived from:

1. One time fees from marketing franchising rights to potential franchisees,
2.   On-going royalties from those franchisees and
3. Sales revenues from selling the following products to our franchisees:

     a.   SuperiorClean spotting kit and
     b. SuperiorClean concentrate which is used to make our proprietary cleaning product.

     We have no policy on giving discounts for multiple franchise purchases; however each situation is decided on a case-by-case basis depending upon the level of our desire to have a person as a franchisee.

     Our expenses for the three months ended August 31, 2002 increased by 39%, or $8,180, to $29,088 from $20,908 in the same three months of 2001 due to increases in operating costs, such as advertising and salaries of employees.


Liquidity and Capital Resources

     Cash flow used in operating activities during the six months ended August 31, 2002 was $65,343. During the six months ended August 31, 2001, operating activities provided $14,778 in cash.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at August 31, 2002 amounted to $35,684. Our current assets as of August 31, 2002 are higher than our current liabilities of $30,086 by $5,598. We have no commitments for capital expenditures as of the period ended August 31, 2002.

     Although our current cash resources are sufficient for us to continue our operations for the next three to six months, they are not sufficient for us to reach our desired business objectives during that period. We believe we need to secure additional debt or equity funding in the amount of approximately $120,000. This offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing. Our poor financial condition could inhibit our ability to achieve our business plan because we are currently operating at a substantial loss with no profitable operating history.




PAGE-8-




Future Plans

     We expect we will require approximately $120,000 in additional financing to continue our operations for the next 12 months. If we are successful in attaining such capital, we expect to implement the following:

1. $90,000 Develop marketing material and begin advertising, as follows:

     a. Develop and print brochure - $20,000 - 60 days after receipt of funds,
     b. Development of website - $10,000 - 90 days after receipt of funds,
     c. Hire and train salespeople - $30,000 - 120 days after receipt of funds,
     d. Develop and place print advertising - $30,000 - 180 days after receipt of funds,

2. $30,000 travel, to meet with potential franchisees and support existing franchisees. We anticipate spending these funds to reimburse salespeople for travel expenses,

     We anticipate we will commence incurring these expenses approximately 180 days after receipt of such funds. However, we cannot guarantee you that we will be able to secure financing in any amount, or that if such funding is secured, that we will be able to implement our plan of operations. Our financial position could negatively impact the value of our common shares and could result in the loss of your investment.














PAGE-9-




                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit     Name and/or Identification of Exhibit
Number
--------   ------------------------------------------------------------
  3         Articles of Incorporation & By-Laws
               (a) Articles of Incorporation of the Company.*
               (b) By-Laws of the Company.*

* Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.




















PAGE-10-




                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                       SuperiorClean, Inc.
                     -----------------------
                          (Registrant)

By: /s/ Micah Gautier
   ---------------------
Micah Gautier
President




















PAGE-11-