Form 10QSB
period 2002-11-30
SUPERIORCLEAN INC
filed 2003-01-29
CIK 1144392

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2002

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49851

                       SUPERIORCLEAN, INC.
                   ---------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0492605
         -----------                    -----------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

 1183 S. Huron Street, Denver, Colorado           80223
----------------------------------------        ----------
(Address of principal executive                 (Zip Code)
           offices)

                         (303) 933-3000
                     -----------------------
       (Registrant's telephone number, including area code)

                               N/A
                            ---------
 (Former name, former address and former fiscal year, if changed since last report)

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














PAGE-2-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                        SUPERIORCLEAN, INC.
                           BALANCE SHEET
                      As of November 30, 2002
                            (Unaudited)

    ASSETS

Current Assets
  Cash                                             $  16,391
  Accounts receivable                                  2,632
                                                   -----------
    Total Current Assets                           $  19,023

Office equipment, net of $871 accumulated              1,065
depreciation
Deposit                                                1,000
                                                   -----------
      Total Assets                                 $  21,088
                                                   ===========

    LIABILITIES

Current Liabilities
  Deferred franchise fee revenue                   $  30,000
  Accrued expenses                                        86
                                                   -----------
    Total Current Liabilities                         30,086
                                                   -----------

    STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 5,000,000 shares
authorized
  no shares issued or outstanding
Common stock, $.001 par, 20,000,000 shares
authorized,
  8,876,500 shares issued and outstanding              8,877
Additional paid in capital                           211,303
Retained deficit                                   (229,178)
                                                   -----------
    Total Liabilities and Stockholders' Deficit      (8,998)
                                                   -----------
                                                   $ 21,088
                                                   ===========











PAGE-3-




                        SUPERIORCLEAN, INC.
                     STATEMENTS OF OPERATIONS
            For the Three Months and Nine Months Ended
                    November 30, 2002 and 2001
                            (Unaudited)

                            Three Months          Nine Months
                         Ended November 30,    Ended November 30,
                          2002       2001       2002       2001
                        ---------  ---------  ---------  ---------

Revenues
  Sales of franchises                                      $20,000
  Royalties and fees
    from franchises      $ 12,741  $   8,847  $  29,679     14,250

General and              (37,417)   (18,387)  (135,814)   (79,242)
administrative
                        ---------  ---------  ---------  ---------
Net loss                $(24,676)  $ (9,540) $(106,135)  $(44,992)
                        =========  =========  =========  =========


Basic and diluted loss
  per common share      $   (.00)  $   (.00)  $   (.01)  $   (.01)
Weighted average
common
  shares outstanding    8,876,500  7,626,000  8,876,500  7,626,000



















PAGE-4-




                        SUPERIORCLEAN, INC.
                     STATEMENTS OF CASH FLOWS
       For the Nine Months Ended November 30, 2002 and 2001
                            (Unaudited)

                                             2002      2001
                                           --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $(106,135) $(44,992)
Adjustments to reconcile net loss
  to cash used by operating activities:
  Depreciation                                  645       113
  Stock issued for services                             4,630
  Imputed salary contributed by founder      23,400    23,400
  Changes in:
    Accounts receivable                     (2,632)
    Deferred franchise fee revenues                    30,000
    Accrued expenses                             86
                                           --------  ---------
NET CASH PROVIDED (USED) BY OPERATING      (84,636)    13,151
ACTIVITIES                                 --------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of office equipment                        (1,936)
  Increase in deposits                                (1,000)
                                                     ---------
NET CASH USED IN INVESTING ACTIVITIES                 (2,936)
                                                     ---------
NET CHANGE IN CASH                         (84,636)    10,215

      Cash balance, beginning               101,027         0
                                           --------  ---------
      Cash balance, ending                 $ 16,391  $ 10,215
                                           ========  =========












PAGE-5-




                        SUPERIORCLEAN, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of SuperiorClean, Inc. ("Superior") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's latest Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended February 28, 2002, have been omitted.


NOTE 2 - SUBSEQUENT EVENT

In December 2002, Superior entered into one year consulting agreements with two consultants. Superior is required to issue the consultants up to 625,000 shares of common stock each. Each consultant will receive 250,000 shares of common stock upon the signing of the agreement and 187,500 shares of common stock each four months from the execution date, 62,500 shares of common stock each when a director is recommended, 62,500 shares of common stock each when an audit committee is established, and 62,500 shares of common stock each when the application for listing Superior on the BBX is filed.














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




PAGE-7-




Results of Operations

     For the three months ended November 30:

                                    2002        2001
                                  --------    --------

Revenues
  Royalties and fees from           $12,741      $8,847
franchisees

Expenses
  General and administrative         37,417      18,387
                                  ---------   ---------
Net loss                          $(24,676)    $(9,540)

     Our revenues for the three months ended November 30, 2002 increased to $12,741 compared to $8,847 in the year ago period. Although we sold no new franchises during the current quarter, royalty income from our sole franchise increased over 40% from the same period last year.

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

     Our expenses for the three months ended November 30, 2002 increased by 103%, or $19,030, to $37,417 from $18,387 in the same three months of 2001 due to increases in operating costs, such as advertising and salaries of employees.

Liquidity and Capital Resources

     Cash flow used in operating activities during the three months ended November 30, 2002 was $84,636. During the three months ended November 30, 2001, operating activities provided $13,151 in cash.

     Cash and cash equivalents, marketable securities, accounts receivable and other current assets at November 30, 2002 amounted to $19,023. Our current assets as of November 30, 2002 are lower than our current liabilities of $30,086, which may lead to solvency problems in the event we are unable to generate sufficient cash inflows to meet our current obligations. We have no commitments for capital expenditures as of the period ended November 30, 2002.

     Our current cash resources are not sufficient for us to reach our desired business objectives during the next approximately 12 months. We believe we need to secure additional debt or equity funding in the amount of approximately $120,000. This offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing. Our poor financial condition could inhibit our ability to achieve our business plan because we are currently operating at a substantial loss with no profitable operating history.




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















PAGE-9-




                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
--------------------------------------------------------------------------
  3    Articles of Incorporation & By-Laws
          (a) Articles of Incorporation of the Company.*
          (b) By-Laws of the Company.*

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


                       SuperiorClean, Inc.
                     -----------------------
                          (Registrant)

By: /s/ Micah Gautier
    -------------------
Micah Gautier
President























PAGE-11-