Form 10KSB
period 2003-02-28
SUPERIORCLEAN INC
filed 2003-06-09
CIK 1144392

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

                         FORM 10-KSB


                        ANNUAL REPORT
 PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                             1934

         FOR THE FISCAL YEAR ENDED February 28, 2003


COMMISSION FILE NUMBER 000-49815


                    SUPERIORCLEAN, INC.
               -----------------------------
      (Name of Small Business Issuers in its charter)


          NEVADA                        88-0492605
     ----------------                 ---------------
(State of other jurisdiction         (I.R.S. Employer
             of                   Identification Number)
incorporation or organization


0011-123 St. NW, Suite 2303                N7V 1X4
   Edmonton, Alberta, Canada
-------------------------------            ----------
(Address of Principal Executive            (Zip Code)
           Offices)


Registrant's telephone number, including area code: (519) 541-1564


SECURITIES  REGISTERED  PURSUANT TO  SECTION  12(g)  OF  THE
SECURITIES EXCHANGE ACT OF 1934:

            COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether we: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that we were required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of our knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [] No [ X]

The number of shares of our common stock outstanding as of
February 28, 2003 was 8,176,500. The aggregate market value
of our common stock held by non-affiliates of us as of June
1, 2003 was $182,116.
..

                  DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990):

Form  8-K, filed March 5, 2003, incorporated in Part I, Item
1 and Part III, Item 12.

Transitional Small Business Disclosure Format (Check one):
Yes [  ] No [X]

FORWARD LOOKING STATEMENTS                                            3

PART I                                                                3

 ITEM 1.  BUSINESS.                                                   3
 ITEM 2.  DESCRIPTION OF PROPERTY                                     6
 ITEM 3.  LEGAL PROCEEDINGS                                           6
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         6

PART II                                                               7

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    7
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   7
 ITEM 7.  FINANCIAL STATEMENTS                                        8
 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                                  8

PART III                                                              9

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND  CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE  EXCHANGE ACT          9
 ITEM 10.  EXECUTIVE COMPENSATION                                    10
 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
 HOLDERS                                                             10
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            11
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          11
 ITEM 14.  CONTROLS AND PROCEDURES                                   11

                 FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Winfield's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There  may  be  other  risks  and  circumstances   that
management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

PART I

ITEM 1.  BUSINESS.

Effective February 25, 2003, SuperiorClean sold its operations to the owner of Superior Carpet Care. Superior Clean paid $10,000 cash, issued a 90 day, zero interest note payable in the amount of $140,000 and transferred all of its assets and liabilities to the owner of Superior Carpet Care. The owner of Superior Carpet Care returned 6,200,000 shares of SuperiorClean common stock to SuperiorClean. SuperiorClean canceled these shares when returned.

Additional information concerning this transaction is set forth in Form 8-K, filed March 5, 2003, incorporated herein by reference.

We are currently developing a new business plan.

Employees

     We presently have no employees. Our president is are engaged in outside business activities and he anticipates that he each will devote to our business only between five and ten hours per week until we implement a new business plan. We expect no significant changes in the number of our employees other than such changes, if any, incident to implementation of a new business plan.

RISK FACTORS

Because we have no active operations, revenue or assets, there is a risk that we will be unable to execute our business plan.

We currently have no significant assets, revenues or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we implement a new business plan. This may result in our incurring a net operating loss that will increase continuously until we can implement a new business plan. We may not be able to implement our new business plan.


Management only devotes a limited amount of time to our business which may adversely impact our ability to implement our business plan.

While implementing our new business plan, management anticipates devoting no more than five to ten hours per week. None of our officers have entered into written employment agreements with us and none is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to implement a new business plan.


The availability of our shares for sale could adversely affect our share price as there is a risk our current shareholders could sell a sufficient volume of shares to lower the share price.

The 6,500,000 shares of our Common Stock presently issued and outstanding as of the date hereof are held by our promoters or affiliates, are "restricted securities" as that term is defined under the Securities Act and in the future may be sold only pursuant to Rule 144 of the Securities Act. The remainder of our shares are held by non-affiliates and can currently be resold without restrictions. There is a risk that any such sales would have a depressive effect on the market price of our securities

Our officer, director and principal stockholders can exert control over matters requiring stockholder approval.

Our executive officer, director and holders of 5% or more of our outstanding common stock beneficially own approximately 67.8% of our outstanding common stock. They will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible without the support of these stockholders.

Because our common stock is considered a penny stock, any investment in our common stock is considered a high-risk investment and is subject to restrictions on marketability;
you may be unable to sell your shares.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks as our stock trades at less than $5.00 per share. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities. For additional details concerning the disclosure requirements under the penny stock rules, see the section entitled Penny Stock Considerations below.

Certain Nevada Corporation law provisions could prevent a potential takeover of us which could adversely affect the market price of our common stock or deprive you of a premium over the market price.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of
directors.   Further, a person or group who owns 10% or more
of our outstanding voting stock, including rights to acquire stock, or a person who is an affiliate or associate of us and who was the owner of 10% or more of our voting stock at any time within three years immediately prior to the date in question is prohibited from certain takeover activities.
Our articles and by-laws do not contain similar provisions.

We are authorized to issue preferred stock which, if issued, may adversely affect or reduce the market price of our common stock.

Our directors are authorized by our articles of incorporation to issue shares of preferred stock without the consent of our shareholders. Our preferred stock, when issued, may rank senior to common stock with respect to payment of dividends and amounts received by shareholders upon liquidation, dissolution or winding up. Our directors will set such preferences. The issuance of such preferred shares and the preferences given the preferred shares, do not need the approval of our shareholders. The existence of rights, which are senior to common stock, may reduce the price of our common shares. We do not have any plans to issue any shares of preferred stock at this time.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at the residence of our president at 0011-123 St. NW, Suite 2303, Edmonton,
Alberta, Canada N7V 1X4. Our telephone number, including area code is (519) 541-1564. No rent is charged.

We believe that our facilities are adequate to meet our current needs. However, as we begin to implement our business plan, we will need to locate our headquarters office space. We anticipate such facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future. Our offices are in good condition and are sufficient to conduct our operations.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no vote of securities holders in fiscal year ended
February 28, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock became quoted on the over the
counter bulletin board under the symbol SUCN on December 10,
2002

High and Low Sales Prices for each quarter within the last two fiscal years during which share prices quoted.*

                 HIGH                 LOW
          (Price per Share $) (Price per Share $)

Feb 03          $.07                 $.05

* The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Holders

The number of recorded holders of the Company's common stock as of June 1, 2003 is approximately 100.

Dividends

The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future.
The Company currently intends to retain any earnings for the operation and development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Forward Looking Statements

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  * Our ability to maintain, attract and integrate internal management, technical information and management information systems;

  * Our ability to generate customer demand for our services;

  *   The intensity of competition; and

  *   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

Effective February 25, 2003, SuperiorClean sold its operations to the owner of Superior Carpet Care. Superior Clean paid $10,000 cash, issued a 90 day, zero interest note payable in the amount of $140,000 and transferred all of its assets and liabilities to the owner of Superior Carpet Care. The owner of Superior Carpet Care returned 6,200,000 shares of SuperiorClean common stock to SuperiorClean. SuperiorClean canceled these shares when returned.

Additional information concerning this transaction is set forth in Form 8-K, filed March 5, 2003, incorporated herein by reference.

We are currently developing a new business plan. At present, we have no resources to implement a new business plan. However, current overhead and administrative costs are minimal. Two major shareholders have orally committed to fund ongoing operations.

ITEM 7.  FINANCIAL STATEMENTS



                    INDEPENDENT AUDITORS REPORT



To the Board of Directors
  SuperiorClean, Inc.
  Las Vegas, Nevada

We have audited the accompanying balance sheet of SuperiorClean, Inc., as of February 28, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the two years ended February 28, 2003. These financial statements are the responsibility of SuperiorClean's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SuperiorClean, Inc. as of February 28, 2003, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

May 28, 2003

                        SUPERIORCLEAN, INC.
                           BALANCE SHEET
                         February 28, 2003




ASSETS                                                           $        0
                                                                 ==========


LIABILITIES
  Note payable to shareholder                                    $  140,000
                                                                 ----------
Commitments

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value, 5,000,000 authorized,
    none issued and authorized                                            -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 8,176,500 shares issued and outstanding               8,177
  Additional paid in capital                                        295,898
  Stock subscription receivable                                   (140,000)
  Retained deficit                                                (304,075)
                                                                 ----------
    Total Stockholders' Deficit                                   (140,000)
                                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $        0
                                                                 ==========

          See accompanying summary of accounting policies and notes to financial statements.

                        SUPERIORCLEAN, INC.
                     STATEMENTS OF OPERATIONS
              Years Ended February 28, 2003 and 2002

                                                      2003            2001
                                                    ----------      ----------
Revenues
  Sale of franchise                                                    $20,000
  Royalties and fees from franchisee                   $39,248          20,873
                                                    ----------      ----------
                                                        39,248          40,873

General and administrative expenses                    220,280         134,498
                                                    ----------      ----------
Net loss                                            $(181,032)       $(93,625)
                                                    ==========      ==========

Basic and diluted net loss per common share             $(.02)          $(.01)
Weighted average common shares outstanding           8,963,897       7,626,000



          See accompanying summary of accounting policies and notes to financial statements.

                        SUPERIORCLEAN, INC.
           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
          For the Years Ended February 28, 2002 and 2003

                              Common Stock       Subscrip-    Retained     Totals
                                                    tion       Deficit
                                                 Receivable
                            Shares      Amount
                            ---------  --------- ----------    ---------   ---------

Balances,
  February 28, 2001         6,700,000    $35,900               $(29,418)      $6,482

Stock issued for
  services                  1,176,000     29,630                              29,630

Stock issued for
  cash                      1,000,500    100,050                             100,050

Imputer salary
  Contributed by
  Founder                                 31,200                              31,200

Net loss                                                        (93,625)    (93,625)
                            ---------  --------- ----------    ---------   ---------

Balances,
  February 28, 2002         8,876,500    196,780               (123,043)      73,737

Stock issued for
  Services                    500,000     50,000                              50,000

Purchase of stock         (6,200,000)  (123,905)                           (123,905)

Stock issued for
  Subscription
  Receivable                5,000,000    150,000 $(140,000)                   10,000

Imputed salary
  Contributed by
  Founder                                 31,200                              31,200

Net loss                                                       (181,032)   (181,032)
                            ---------  --------- ----------    ---------   ---------

Balances,
  February 28, 2003         8,176,500    304,075 $(140,000)   $(304,075)  $(140,000)
                          ===========            ==========   ==========  ==========

Less: par value                            8,177
                                       ---------
Additional paid in capital              $295,898
                                       =========




          See accompanying summary of accounting policies and notes to financial statements.

                        SUPERIORCLEAN, INC.
                     STATEMENTS OF CASH FLOWS
          For the Years Ended February 28, 2003 and 2002


                                                         2003           2002
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(181,032)      $(93,625)
Net adjustment to reconcile net loss to cash
  Used in operating activities:
    Depreciation                                               860            226
    Stock issued for services                               50,000         29,630
  Imputed salary contributed by founder                     31,200         31,200
  Other current assets                                     (3,000)          6,482
  Deferred franchise fee revenue                                           30,000
  Accrued expenses                                           1,106
                                                      ------------   ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (100,866)          3,913
                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment                                        (1,936)
  Increase in deposits                                                    (1,000)
                                                                     ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (2,936)
                                                                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock sold for cash                                       10,000        100,050
  Purchase of stock                                       (10,161)
                                                      ------------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITES           (161)        100,050
                                                      ------------   ------------
NET CHANGE IN CASH                                       (101,027)        101,027

  Cash balance, beginning                                  101,027              0
                                                      ------------   ------------
  Cash balance, ending                                          $0       $101,027
                                                      ============   ============

Noncash Transactions:
  Sale of assets and liabilities                           $26,095



          See accompanying summary of accounting policies and notes to financial statements.

                        SUPERIORCLEAN, INC.
                   NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Superior Carpet Care Franchising Systems, Inc. ("Superior Carpet Care") was formed on February 6, 2001 as a Colorado corporation. SuperiorClean, Inc. ("SuperiorClean") was formed on March 28, 2001 as a Nevada corporation. Each was organized to franchise and support third party carpet cleaning operations. In March 2001, Superior Carpet Care transferred all assets and operations to SuperiorClean. Both were majority-owned and controlled by the same person. All activity of Superior Carpet Care has been included in these financial statements as if there was one single combined entity. Effective February 25, 2003, all of SuperiorClean's assets and liabilities were sold back to the owner of Superior Carpet Care. See note 3 for details. As a result of this transaction, SuperiorClean has no remaining operations.

Use of estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. SuperiorClean recognized revenue on franchise sales when all material services or conditions relating to the sale were substantially performed or satisfied by SuperiorClean which was deemed to be when each franchisee commenced operations. Significant services performed subsequent to this date were properly and independently compensated by the royalty and fee revenues charged to ongoing franchisees. See Note 6 regarding the $50,000 lump sum payment made by one franchisee. Royalty and fee revenue from franchisees was recognized monthly based upon sales of franchisees.

Franchise agreements were for 10-year periods, with options to renew for additional 10-year terms at $5,000 per term. The upfront fee was $20,000 and was payable at signing. Royalty and other fee payments were due monthly. Franchises were non-cancelable within their term periods. There were no minimum sales requirements. There was no right of refund.

Long-lived assets. Property, plant and equipment are stated at cost less depreciation beginning when the assets are placed in service. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. SuperiorClean sold its office equipment to the owner of Superior Carpet Care on February 25, 2003. See note 3 for details.

Depreciation is computed by applying the straight-line method over the estimated useful lives of the equipment.

Income taxes. SuperiorClean accounts for income taxes using the asset and liability approach which is used to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. SuperiorClean records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Stock-Based Compensation. SuperiorClean accounts for stock-based compensation under the intrinsic value method for employees and under the fair value method for non-employees.

Basic and diluted loss per common share. Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. SuperiorClean does not expect the adoption of recently issued accounting pronouncements to have a significant impact on SuperiorClean's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, SuperiorClean has incurred recurring net losses, ceased operations, has a net stockholders deficit of $140,000 and a working capital deficiency of $140,000 as of February 28, 2003. These conditions create an uncertainty as to SuperiorClean's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if SuperiorClean is unable to continue as a going concern.

NOTE 3 - SALE OF OPERATIONS

Effective February 25, 2003, SuperiorClean sold its operations to the owner of Superior Carpet Care. Superior Clean paid $10,000 cash, issued a 90 day, zero interest note payable in the amount of $140,000 and transferred all of its assets and liabilities to the owner of Superior Carpet Care. The owner of Superior Carpet Care returned 6,200,000 shares of SuperiorClean common stock to SuperiorClean. SuperiorClean canceled these shares when returned. Details of the transaction are as follows:

Cash paid to Superior Carpet Care                  $10,000
Note payable issued to Superior Carpet Care        140,000
                                              ------------
                                                  $150,000    $150,000
                                              ============

Assets and liabilities transferred to
Superior
  Carpet Care:
  Cash                                                $161
  Accounts receivable                                3,000
  Equipment, net                                       850
  Deposit                                            1,000
  Accrued expenses                                 (1,106)
  Deferred franchise fee                          (30,000)
                                              ------------
                                                 $(26,095)    (26,095)
                                              ============

SuperiorClean common stock returned
  By Superior Carpet Care                                    (123,905)
                                                           -----------
                                                                    $0
                                                           ===========

NOTE 4 - COMMON STOCK

In March 2001, 926,000 shares were issued to third parties for various services performed during March 2001. The services were valued at their fair values estimated by management and the number of shares issued to each was based on the fair value of the services at the value assigned to the shares at inception.

An additional 250,000 shares were issued to a consultant in February 2002 for services. These shares were also valued at their fair values as estimated by management.
In December 2002, 500,000 shares were issued for services valued at $.10 per share or $50,000.

6,200,000 shares were returned to SuperiorClean for a note payable. See note 3 for details.

On February 25, 2003, 5,000,000 shares were issued to two individuals for $10,000 cash and a $140,000 subscription receivable.


NOTE 5 - INCOME TAXES

                                                     2003
                                                   ----------
          Deferred tax assets                         $38,000
          Less: valuation allowance                  $(38,000
                                                   ----------
          Net deferred taxes                               $0
                                                   ==========

SuperiorClean has a net operating loss carryforward of approximately $113,000 at February 28, 2003, which expires 2022 through 2023.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. SuperiorClean incurred such an ownership change on February 25, 2003. As a result of this ownership change, SuperiorClean's use of net operating losses as of February 25, 2003 of $113,000 are restricted to an insignificant amount. Future losses if any are not restricted.


NOTE 6 - SIGNIFICANT CUSTOMER

All revenues to date were from one franchisee. That franchise bought rights for 3 franchise locations for a lump sum $50,000 payment. Only one of the franchise locations had been started and operational.


NOTE 7 - COMMITMENTS

SuperiorClean's current principal office is provided by SuperiorClean's president pursuant to an oral agreement on a rent-free month-to-month basis. Rent expense was $3,750 and $7,200 in 2003 and 2002, respectively.


NOTE 8 - SUBSEQUENT EVENT

In March 2003, SuperiorClean issued 1,400,000 shares of common stock to several individuals, including current shareholders, for services valued at $98,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name                Age                  Position
------------       -----                 ----------------------
Aldo Rotondi        39                   President and Director


Aldo Rotondi has been President and Director since October 2001. Since prior to 1997, he has been President of Airim Capital Group, Inc., a Canadian corporation involved in strategic business consulting primarily involved in assisting companies to develop and implement business plans. Mr. Rotondi will continue as a director following the closing of the merger.

Directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of two directors, and we are currently searching for a second director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Legal Proceedings

Except as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended February 28, 2003 beneficial owners complied with Section 16(a) filing requirements applicable to them although late, through the filing of Forms 5 in June 2003.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth compensation paid to Micah
Gautier, our past president and CEO. No other executive officer received compensation in excess of $60,000 during that period.

Name           Position        Years ended   Compensation
                               February 28
-----------------------------------------------------------
Micah Gautier  President,      2002          $0
               Treasurer and
               CEO
-----------------------------------------------------------
                               2003          $25,881
-----------------------------------------------------------

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to this individual during these periods.

We currently have no agreements to pay compensation to any Mr. Rotondi, our current executive officer. We have no employment agreement with or key man insurance upon any member of our management.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
SECURITY HOLDERS

The following table sets forth the number of shares of Common Stock owned of record and beneficially as of June 1, 2003 by current executive officers, directors, persons who hold 5% or more of the outstanding Common Stock of the Company and by current officers and directors as a group. The table also reflects the number of shares which are expected to be owned by such persons following sale of their shares pursuant to the Agreement. The business address of all persons and entities below is: 0011-123 St. NW, Suite 2303, Edmonton, Alberta, Canada N7V 1X4.

Name and Address     Number      Percent
------------------------------------------
Aldo Rotondi         3,000,000   31.3%
Nevada Fund (1)      3,500,000   36.5
All directors and    3,000,000
executive officers               31.3%
 (1 persons)

(1)  Includes 1,000,000 shares also owned by Mr. Stephen
Brock and GoPublicToday.com,Inc., of which he is the principal. Mr. Brock is also the principal of the Nevada
Fund.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 9,589,000 shares of common stock outstanding as of May 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective February 25, 2003, SuperiorClean sold its operations to the owner of Superior Carpet Care. Superior Clean paid $10,000 cash, issued a 90 day, zero interest note payable in the amount of $140,000 and transferred all of its assets and liabilities to the owner of Superior Carpet Care. The owner of Superior Carpet Care returned 6,200,000 shares of SuperiorClean common stock to SuperiorClean. SuperiorClean canceled these shares when returned. Additional information concerning this transaction is set forth in Form 8-K, filed March 5, 2003, incorporated herein by reference.

In December 2002, 250,000 shares were issued for services valued at $.10 per share or $50,000 to Mr. Stephen Brock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K, filed March 5, 2003, and exhibits thereto.

ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SuperiorClean, Inc.
                    -------------------
                        (Registrant)


     Signature             Title                Date
-------------------  ----------------      --------------
 /s/ Aldo Rotondi     Chief Executive      June 06, 2003
                      Officer, Chief
                    Accounting Officer
                            and
   Aldo Rotondi       Chief Financial
                          Officer
                         Director

                       CERTIFICATIONS

     I, Aldo Rotondi, certify that:

  1.     I  have reviewed this annual report on Form  10-KSB
     of SuperiorClean, Inc.;
  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this annual report.
  4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:
     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of February 28, 2003 ["Evaluation Date"]; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
  5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):
     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and
  6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 6, 2003

/s/ Aldo Rotondi
-----------------------------
     Aldo Rotondi
     Chief Executive Officer
     Chief Financial Officer