Form 10QSB
period 2003-03-31
SUPERIORCLEAN INC
filed 2003-07-11
CIK 1144392

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT
                    OF 1934

For the quarterly period ended: May 31, 2003

Or

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT
                    OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49851


                       SUPERIORCLEAN, INC.
                  -----------------------------
     (Exact name of registrant as specified in its charter)


            Nevada                          88-0492605
        --------------                 --------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


  0011-123 St. NW, Suite 203
   Edmonton, Alberta, Canada                 N7V 1X4
--------------------------------           ------------
(Address of principal executive             (Zip Code)
           offices)


                         (519) 541-1564
                     -----------------------
       (Registrant's telephone number, including area code)


          1183 S. Huron Street, Denver, Colorado 80223
       ---------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             9,576,500

                        SUPERIORCLEAN, INC.


                         Table of Contents


                                                                  Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheet                                                   3

    Statements of Operations                                        4

    Statements of Cash Flows                                        5

    Notes to Financial Statements                                   6

  Item 2. Management's Discussion and Plan of Operation             7

  Item 3. Controls and Procedures                                   7

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                  8

SIGNATURES                                                          9

CERTIFICATION                                                       9

                  PART I - FINANCIAL INFORMATION

              Item 1. Unaudited Financial Statements



                        SUPERIORCLEAN, INC.
                           BALANCE SHEET
                           May 31, 2003



ASSETS                                                             $0
                                                          ===========

LIABILITIES
  Accounts payable                                             $4,000
  Note payable to shareholder                                 140,000
                                                          -----------
    Total Liabilities                                         144,000
                                                          -----------

Commitments

STOCKHOLDERS' DEFICIT

  Preferred stock, $.001 par, 5,000,000 shares
authorized
    no shares issued or outstanding
  Common stock, $.001 par, 20,000,000 shares
authorized,
    9,576,500 shares issued and outstanding                     9,577
  Additional paid in capital                                  392,498
  Stock subscription receivable                             (140,000)
  Accumulated deficit                                       (406,075)
                                                          -----------
    Total Stockholders' Deficit                             (144,000)
                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $0
                                                          ===========

                        SUPERIORCLEAN, INC.
                     STATEMENTS OF OPERATIONS
             Three Months Ended May 31, 2003 and 2002

                                                    2003          2002
                                                 ----------   ----------

Revenues
  Royalties and fees from franchisee                              $7,222

General and administrative                         $102,000       69,309
                                                  ---------    ---------
Net loss                                         $(102,000)    $(62,087)
                                                 ==========   ==========


Basic and diluted net loss per common share          $(.01)       $(.01)

Weighted average common shares outstanding        8,176,500    8,626,500

                        SUPERIORCLEAN, INC.
                     STATEMENTS OF CASH FLOWS
             Three Months Ended May 31, 2003 and 2002



                                                   2003        2002
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $(102,000)   $(62,087)
Net adjustments to reconcile net loss to cash
  used in operating activities:
    Depreciation                                                    215
    Stock issued for services                        98,000
  Imputed salary contributed by founder                           7,800
  Accounts payable                                    4,000
  Accrued expenses                                                  423
                                                  ---------   ---------
NET   CASH   (USED)  PROVIDED   BY   OPERATING            0    (53,649)
ACTIVITIES
                                                  ---------   ---------

NET CHANGE IN CASH                                        0    (53,649)

      Cash balance, beginning                             0     101,027
                                                  ---------   ---------
      Cash balance, ending                               $0     $47,378
                                                  =========   =========

                        SUPERIORCLEAN, INC.
                   NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of SuperiorClean, Inc. ("Superior") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Superior's latest Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended February 28, 2003, have been omitted.


NOTE 2 - COMMON STOCK

In the three months ended May 31, 2003, Superior issued 1,400,000 shares of common stock valued at $98,000 to consultants.

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


                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                    PART II - OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K

Exhibit     Name and/or Identification of Exhibit
Number
-------------------------------------------------------------
  3         Articles of Incorporation & By-Laws
              (a) Articles of Incorporation of the Company.*
              (b) By-Laws of the Company.*


                      Reports on Form 8-K

March 5, 2003: Items 1, 2 and 7


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


                       SuperiorClean, Inc.
                      ---------------------
                          (Registrant)


By: /s/ Aldo Rotondi
   --------------------
Aldo Rotondi
Chief Executive Officer
Chief Financial Officer




                           CERTIFICATION

     I, Aldo Rotondi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of SuperiorClean, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  July 11, 2003

     /s/ Aldo Rotondi
     -------------------------------
         Chief Executive Officer
         Chief Financial Officer