Form 10QSB
period 2003-08-31
MEGOLA INC
filed 2003-10-14
CIK 1144392

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2003

Or

[  ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-49851


                        MEGOLA, INC.
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


                     SuperiorClean, Inc.
        1183 S. Huron Street, Denver, Colorado 80223
     ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

            APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                          9,576,500


                     SUPERIORCLEAN, INC.


                      Table of Contents

PART I - FINANCIAL INFORMATION                                 3
Item 1. Unaudited Financial Statements                         3
Item 2. Management's Discussion and Plan of Operation          7
Item 3. Controls and Procedures                                8
PART II - OTHER INFORMATION                                    9
Item 1.  Legal Proceedings                                     9
Item 2.  Changes in Securities                                 9
Item 3.  Defaults upon Senior Securities                       9
Item 4.  Submission of Matters to Vote of Security Holders     9
Item 5.  Other Information                                     9
Item 6. Exhibits and Reports on Form 8-K                       9

                  PART I - FINANCIAL INFORMATION


              Item 1. Unaudited Financial Statements


                          MEGOLA, INC.
                 (formerly SuperiorClean, Inc.)
                        BALANCE SHEET
                        August 31, 2003




ASSETS                                                          $        0
                                                                ==========


LIABILITIES
  Accounts payable                                              $    1,661
  Accrued Expenses                                                  50,000
  Advances from shareholders                                        25,087
  Note payable to shareholder                                       50,000
                                                                ----------
    Total Liabilities                                              126,748
                                                                ----------

Commitments

STOCKHOLDERS' DEFICIT
  Preferred stock, $.001 par, 5,000,000 shares authorized,
    no shares issued or outstanding
  Common stock, $.001 par, 20,000,000 shares authorized,
    9,576,500 shares issued and outstanding                          9,577
  Additional paid in capital                                       392,248
  Stock subscription receivable                                   (100,000)
  Accumulated deficit                                             (428,823)
                                                                ----------
          Total Stockholders' Deficit                             (126,748)
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $      0
                                                                ==========

                        MEGOLA, INC.
               (formerly SuperiorClean, Inc.)
                  STATEMENTS OF OPERATIONS
 Three Months and Six Months Ended August 31, 2003 and 2002




                                 Three Months               Six Months
                                Ended August 31,         Ended August 31,
                               2003         2002        2003         2002
                             ---------    ---------   ---------    ---------
Revenues
  Royalties and fees
    from franchisee                       $   9,716                $  16,938

General and
  administrative             $  22,748       29,088   $ 124,748       98,397
                             ---------    ---------   ---------    ---------
Net loss                     $ (22,748)   $ (19,372)  $(124,748)   $ (81,459)
                             =========    =========   =========    =========

Basic and diluted net
  loss per common share      $    (.00)   $    (.00)  $    (.01)   $    (.01)

Weighted average common
  shares outstanding         9,576,500    8,876,500   9,343,167    8,876,500

                        MEGOLA, INC.
               (formerly SuperiorClean, Inc.)
                  STATEMENTS OF CASH FLOWS
          Six Months Ended August 31, 2003 and 2002



                                                      2003        2002
                                                   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $(124,748)  $ (81,459)
Net adjustments to reconcile net loss to cash
  used in operating activities:
    Stock issued for services                         98,000
    Depreciation                                                     430
    Imputed salary contributed by founder                         15,600
    Changes in:
      Accounts payable                                 1,661
      Accrued expenses                                                86
                                                   ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                (25,087)    (65,343)
                                                   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from shareholders              25,087
Proceeds from subscription receivable                 40,000
Payments on note payable to shareholder              (40,000)
                                                   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             25,087
                                                   ---------
NET CHANGE IN CASH                                         0     (65,343)

     Cash balance, beginning                               0     101,027
                                                   ---------   ---------
     Cash balance, ending                          $       0   $  35,684
                                                   =========   =========

                         MEGOLA, INC.
               (formerly SuperiorClean, Inc.)
     NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Megola, Inc. ("Megola") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Megola's latest Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended February 28, 2003, have been omitted.


NOTE 2 - NOTE PAYABLE TO SHAREHOLDER

In the six months ended August 31, 2003, Megola amended the note payable to shareholder. The shareholder agreed to reduce the $140,000 note payable by $50,000 to $90,000 for 250,000 common shares, puttable at holder's option (see note 4 for details). The shareholder also agreed to a revised payment schedule of the remaining $90,000. $10,000 was due at the signing of the amendment, $30,000 on August 7, 2003, $30,000 due September 7, 2003 and $20,000 October 7, 2003.
The $10,000 due at signing and the $30,000 due on August 7, 2003 were paid. Megola did not make the September 7th and October 7th payments and is currently in default under the amended agreement.


NOTE 3 - ADVANCES BY SHAREHOLDERS

In the six months ended August 31, 2003, two shareholders paid $25,087 of Megola expenses on behalf of Megola.


NOTE 4 - ACCRUED EXPENSES

In connection with the amendment to the note payable to shareholder, Megola agreed to issue 250,000 common shares, puttable at the holder's option for a $50,000 reduction of the note payable. Megola agreed to purchase the shares back beginning July 30, 2004 for $.25 per share at the option of the shareholder. The redemption value beginning July 30, 2004 will be $62,500. The difference between the $62,500 redemption value and the $50,000 note reduction will be accreted beginning when the shares are issued through redemption and recorded as interest expense. As of October 14, 2003, Megola had not issued these shares. The $50,000 is accounted for as an accrued expense until the shares are issued.

NOTE 5 - COMMON STOCK

In the six months ended August 31, 2003, Megola issued
1,400,000 shares of common stock valued at $98,000 to consultants.


NOTE 6 - SUBSEQUENT EVENTS

On October 1, 2003, SuperiorClean, Inc. changed their name to Megola, Inc.




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

     We  are currently developing a new business plan.  At
present, we  have  no resources to implement a new business
plan.   However, current  overhead and administrative costs
are minimal. Two major shareholders have orally committed to fund ongoing operations and one major shareholder has issued a promissory note in the reduced principal amount of $90,000 to the corporation.

In the six months ended August 31, 2003, Megola amended a note payable to shareholder. The shareholder agreed to reduce the $140,000 note payable by $50,000 to $90,000 for 250,000 common shares, puttable at holder's option. The shareholder also agreed to a revised payment schedule of the remaining $90,000. $10,000 was due at the signing of the amendment, $30,000 on August 7, 2003, $30,000 due September 7, 2003 and $20,000 October 7, 2003.
The $10,000 due at signing and the $30,000 due on August 7, 2003 were paid. Megola did not make the September 7th and October 7th payments and is currently in default under the amended agreement. In connection with the amendment to the note payable to shareholder, Megola agreed to issue 250,000 common shares, puttable at holder's option for a $50,000 reduction of the note payable. Megola agreed to purchase the shares back beginning July 30, 2004 for $.25 per share at the option of the shareholder.


                  Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                    PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities

In the six months ended August 31, 2003, Megola issued
1,400,000 shares of common stock valued at $98,000 to consultants.


Item 3.  Defaults upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to Vote of Security Holders

The registrants Schedule 14C filed September 4, 2003 is incorporated by reference.


Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit     Name and/or Identification of Exhibit
Number
-------------------------------------------------------------
  3         Articles of Incorporation & By-Laws
              (a) Articles of Incorporation of the Company.*
              (b) By-Laws of the Company.*

31   Certification

32   Certification



                      Reports on Form 8-K

8-K    Current report,                  2003-08-21
       items 1, 2, 5, and 7

8-K    Current report,                  2003-08-06
       items 5 and 7

8-K    Current report,                  2003-07-17
       items 1, 2, 5, and 7

8-K    Current report,                  2003-06-23
       items 1, 2, and 7

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