Form 10QSB
period 2004-01-31
MEGOLA INC
filed 2004-04-14
CIK 1144392

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2004
Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________



                     MEGOLA, INC.
   ------------------------------------------------------
   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Nevada                            88-0492605
    --------------------                 ------------------
 (STATE OR OTHER JURISDICTION              (IRS EMPLOYER
            OF                           INDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


SEC File Number:  000-49815



446 Lyndock St., Suite 102                        N0N 1G0
     Corunna, ON
-----------------------------------------     --------------
       (Address of Principal                     (Zip Code)
          Executive Offices)

Registrant's telephone number, including area code: Tel: (519) 481-0628

                        SuperiorClean, Inc.
                     ------------------------
 (Former Name or Former Address, if Changed Since Last Report)


       1183 S. Huron Street, Denver,
                Colorado                             80223
      -------------------------------            ------------
 (Address of Principal Executive Offices)          (Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
PROCEEDINGS DURING  THE  PRECEDING   FIVE YEARS: Indicate by
check mark whether the registrant has filed  all   documents
and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,764,549

                        Megola, Inc.


                      Table of Contents



PART I - FINANCIAL INFORMATION                                  3
Item 1. Unaudited Financial Statements                          3
Item 2. Management's Discussion and Plan of Operation           8
Forward-Looking Statements                                      8
Item 3. Controls and Procedures                                12
PART II - OTHER INFORMATION                                    13
Item 1.  Legal Proceedings                                     13
Item 2.  Changes in Securities                                 13
Item 3. Defaults upon Senior Securities.                       14
Item 4. Submission of Matters to a Vote of Security Holders.   14
Item 5. Other Information.                                     14
Item 6. Exhibits                                               14

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements


                          MEGOLA, INC.
                          BALANCE SHEET
                     As of January 31, 2004
                           (Unaudited)

          ASSETS

Current Assets
  Cash
                                                          $   6,826
  Accounts receivable, net of $0 allowance                   44,689
  Inventory                                                  48,547
  Other                                                       6,716
                                                          ---------
     Total Current Assets                                   106,778

Fixed assets, net of $26,301 accumulated depreciation        22,745
                                                          ---------
                                                          $ 129,523
                                                          =========


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank line of credit                                     $  36,771
  Current portion of installment note payable                 5,803
  Accounts payable                                            7,591
  Accrued expenses                                           26,676
  Notes payable to related parties                          210,147
                                                          ---------
     Total Current Liabilities                              286,988

Long-term portion of installment note payable                 5,242
                                                          ---------
                                                            292,230
                                                          ---------
Commitments

Stockholders' Deficit
  Preferred stock, $.001 par, 5,000,000 shares authorized,
    no shares issued or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 25,764,549 shares issued and outstanding     25,765
  Paid in capital                                           735,594
  Accumulated deficit                                      (925,218)
  Accumulated other comprehensive loss
     - foreign currency translation                           1,152
                                                          ---------
     Total Stockholders' Deficit                           (162,707)
                                                          ---------
                                                          $ 129,523
                                                          =========

                          MEGOLA, INC.
                    STATEMENTS OF OPERATIONS
               For the Three Months and Six Months
                 Ended January 31, 2004 and 2003
                           (Unaudited)


                                Three Months Ended        Six Months Ended
                                   January 31,              January 31,
                                2004          2003        2004         2003
                              ---------   ----------    ---------   ---------

Revenue                       $  92,382     $ 39,080    $  99,972    $ 95,268

Cost of sales                    33,488        5,834       36,496      19,044
Selling                           1,238        4,739        9,571      11,180
General & administrative         54,419       52,147      111,082     105,493
Depreciation                        687        1,193        3,460       2,411
Common stock issued for
  services                      125,000                   125,000
Impairment of cost of
  public shell                  457,183                   457,183
Interest                          2,851          819        8,557         838
                              ---------    ---------    ---------   ---------
 Total expenses                 674,866       64,732      751,349     138,966
                              ---------    ---------    ---------   ---------
 NET LOSS                     $(582,484)    $(25,652)   $(651,377)  $( 43,698)
                              =========    =========    =========   =========


Basic and diluted loss
 per share                        $(.03)       $(.00)       $(.04)      $(.00)

Weighted average shares
 outstanding                 21,639,530   13,389,591   17,514,510  13,252,262

                          MEGOLA, INC.
                     STATEMENTS OF CASH FLOW
       For the Six Months Ended January 31, 2004 and 2003
                           (Unaudited)

                                                      2004        2003
                                                   ---------   ---------
Cash Flows Used in Operating Activities
  Net loss                                         $(651,377)  $ (44,767)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Impairment of cost of public shell               457,183
    Shares issued for services                       125,000
    Depreciation                                       3,460       2,411
  Changes in:
    Accounts receivable                             ( 30,134)    (10,037)
    Inventory                                       (  2,951)    (13,475)
    Other current assets                            (  3,650)        296
    Accounts payable                                   7,193       2,133
    Accrued expenses                                   3,324       3,600

                                                   ---------   ---------
  Net Cash Used in Operating Activities             ( 91,952)    (59,839)
                                                   ---------   ---------
Cash Flows Used in Investing Activities
  Deposit made toward cost of public shell          ( 51,465)
  Purchase of fixed assets                          ( 14,997)
                                                   ---------
  Net Cash Used in Investing Activities             ( 66,462)
                                                   ---------
Cash Flows From Financing Activities
  Loans from investors                               188,485
  Repurchase of shares from a shareholder           ( 37,581)
  Payments on installment note payable              (  2,869)   (  1,262)
  Increase (decrease) in bank line of credit           2,867    (  3,127)
  Sale of common stock                                            66,385
                                                   ---------   ---------
                                                     150,902      61,996
                                                   ---------   ---------
Effect of Exchange Rate Changes on Cash               11,377       4,313
                                                   ---------   ---------
Net increase in cash                                   3,865       6,470

Cash at beginning of period                            2,961       2,234
                                                   ---------   ---------
Cash at end of period                              $   6,826   $   8,704
                                                   =========   =========

                          MEGOLA, INC.
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Megola, Inc. ("Megola") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Megola's latest annual report filed with the SEC on Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2004, as reported in the 8-K/A, have been omitted.


NOTE 2 - COMMON STOCK

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition.
Megola's shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash, $200,000 in notes payable and 500,000 common shares were given to the 2 largest shareholders of SuperiorClean as additional compensation.
750,000 shares were issued to two other persons for services rendered. Immediately after this transaction, SuperiorClean had 21,728,593 shares outstanding. The former owners of Megola now own 61.6% of the combined entity. Prior to the merger, SuperiorClean had no assets or operations.

As of July 31, 2003, $196,566 had been paid by Megola towards
this acquisition   This amount is shown as a current asset at
this date, and will be written off as an impairment expense in November 2003.

On December 31, 2003, $391,985 in investor notes payable and $8,132 in accrued interest were exchanged for 4,035,956 common shares.


NOTE 3 - SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada, and has two reportable geographic segments, with summary information as follows:

                                     United States  International     Combined
                                      -----------    -----------       ------
Six Months ended January 31, 2004
   Revenues                              $  7,283       $ 92,689     $ 99,972
   Net loss                                 4,000        647,377      651,377
Six Months ended January 31, 2003
   Revenues                                     0         95,268       95,268
   Net loss                                     0         43,698       43,698

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Megola, Inc.'s business, financial condition and prospects that reflect management's
assumptions   and  beliefs  based on  information  currently
available.    We   can   give   no  assurance    that    the
expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Megola's actual results may differ materially from those indicated by the forward-looking statements.

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

General

Megola, Inc. was incorporated in Ontario, Canada on August 28, 2000 as Corporation No. 1375595. It was renamed Megola, Inc. on December 21, 2001. Megola was formed to sell physical water treatment devices to commercial end-users in the United States, Canada and other international locations under a license granted by the German manufacturer, Megola GmbH. Initial operations and sales began in October 2000.

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition. Megola's shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable. Two major shareholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares. Immediately after this transaction, SuperiorClean had 21,728,593 shares outstanding. The former owners of Megola now own 61.6% of the combined entity. Prior to the merger, SuperiorClean had no assets or operations.

Results of Operations

                             Three Months Ended       Six Months Ended
                                 January 31,             January 31,
                             2004          2003        2004         2003
                           ---------    ---------    ---------    ---------

Revenue                    $  92,382     $ 39,080     $ 99,972     $ 95,268

Cost of sales                 33,488        5,834       36,496       19,044
Selling                        1,238        4,739        9,571       11,180
General & administrative      54,419       52,147      111,082      105,493
Depreciation                     687        1,193        3,460        2,411
Common stock issued for
  services                   125,000                   125,000
Impairment of cost of
  public shell               457,183                   457,183
Interest                       2,851          819        8,557          838
                           ---------    ---------    ---------    ---------
 Total expenses              674,866       64,732      751,349      138,966
                           ---------    ---------    ---------    ---------
 NET LOSS                  $(582,484)    $(25,652)   $(651,377)    $(43,698)
                           =========    =========    =========    =========

Three months ended January 31, 2004 vs. Three months ended January 31, 2003.

Our revenues for the three months ended January 31, 2004 vs. three months ended January 31, 2003 increased 136.39% from $39,080 to $92,382 because of the increased sales the Company had with customers located in China, Singapore and Indonesia.

Our cost of sales for the three months ended January 31, 2004 vs. three months ended January 31, 2003 increased 474.00% from $5,834 to $33,488 because of the addition of sales staff and because of the sharp decline in the exchange rate between the Canadian Dollar and the Euro, as our raw material purchases are made in Euros.

Our selling expenses for the three months ended January 31, 2004 vs. three months ended January 31, 2003 decreased
73.88% from $4,739 to $1,238 because of the decreased costs in advertising & promotion.

Our general and administrative expenses for the three months ended January 31, 2004 vs. three months ended January 31, 2003 increased 4.36% from $52,147 to $54,419 because of the increase in professional fees.

Our depreciation for the three months ended January 31, 2004
vs.  three  months  ended January 31, 2003 decreased  42.41%
from $1,193 to $687 because of declining equipment values.

Our common stock for services for the three months ended January 31, 2004 vs. three months ended January 31, 2003 increased from $0 to $125,000 because the Company issued shares to consultants and employees for services during the period ended January 31, 2004.

Our impairment cost of public shell for the three months ended January 31, 2004 vs. three months ended January 31, 2003 increased from $0 to $457,183 because of the cost associated to the reverse acquisition.

Our interest expense for the three months ended January 31, 2004 vs. three months ended January 31, 2003 increased
248.11% from $819 to $2,851 because the Company's increased use of its line of credit.

Accordingly, our net loss for the three months ended January
31, 2004 vs. three months ended January 31, 2003 increased
2,170.72% from $25,652 to $582,484.

Six  months  ended  January 31, 2004 vs.  Six  months  ended
January 31, 2003.

Our revenues for the six months ended January 31, 2004 vs. six months ended January 31, 2003 increased 4.94% from $95,268 to $99,972 because of the increased sales the Company had with customers located in China, Singapore and Indonesia.

Our cost of sales for the six months ended January 31, 2004 vs. six months ended January 31, 2003 increased 91.64% from $19,044 to $36,496 because of the addition of sales staff and because of the sharp decline in the exchange rate between the Canadian Dollar and the Euro, as our raw material purchases are made in Euros.

Our selling expenses for the six months ended January 31, 2004 vs. six months ended January 31, 2003 decreased 14.39% from $11,180 to $9,571 because of the decrease in advertising & promotion.

Our general and administrative expenses for the six months ended January 31, 2004 vs. six months ended January 31, 2003 increased 5.30% to $105,493 from $111,082 because of the increase in professional fees.

Our  depreciation for the six months ended January 31,  2004
vs. six months ended January 31, 2003 increased 43.51% from $2,411 to $3,460 because of new equipment purchases.

Our  common  stock  for services for the  six  months  ended
January 31, 2004 vs. six months ended January 31, 2003 increased from $0 to $125,000 because of the addition of sales staff and because of the sharp decline in the exchange rate between the Canadian Dollar and the Euro, as our raw material purchases are made in Euros.

Our impairment cost of public shell for the six months ended
January  31,  2004  vs. six months ended  January  31,  2003 increased from $0 to $457,183 because of the cost associated to the reverse acquisition.

Our interest expense for the six months ended January 31, 2004 vs. six months ended January 31, 2003 increased 921.12% from $838 to $8,557 because the Company's increased use of its line of credit.

Accordingly,  our net loss for the six months ended  January
31,  2004  vs.  six months ended January 31, 2003  increased
1,390.63% from $43,698 to $651,377.

Segment Reporting

Megola sells in the U.S. and China as well as in Canada, and has two reportable geographic segments, with summary information as follows:

                                   United States   International     Combined
                                    -----------     -----------      ---------
Six Months ended January 31, 2004
   Revenues                            $  7,283        $ 92,689       $ 99,972
   Net loss                               4,000         647,377        651,377
Six Months ended January 31, 2003
   Revenues                                   0          95,268         95,268
   Net loss                                   0          43,698         43,698

As we increase sales efforts in the US, we hope our US sales continue to increase, although there is no assurance they will.

Liquidity and Capital Resources

At January 31, 2004, we had a deficit of $162,707. We had $6,826 of cash available as of January 31, 2004. We also had $44,689 of accounts receivable as of that date. Assuming we collect all receivables, we believe that we can continue operations for approximately 6 months. Thereafter, we will need to generate further operating revenues or secure other funding on or before August 2004 in the amount of $175,000 to remain operational until March, 2005.

In order to become profitable, we will still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen.

The Bank of Montreal granted a $35,000 USD line of credit to Megola that is used by overdrafting Megola's checking account at the bank. Interest is at bank prime + 1% and the loan is secured by substantially all Megola assets and the individual guarantees of a director and two investors. As of January 31, 2004, the balance is $36,771. As we are in default, the Bank has the right to declare the note in default and seize all our assets. The line is reviewed yearly with the next review in December 2004.

In connection with the reverse merger, we issued two promissory notes to a director and a shareholder, each in the amount of $100,000 (the "Notes"), bearing interest at the rate of 6% simple interest per annum. The Notes shall be paid in full, all principal and accrued interest, July 31, 2004. In addition to standard language, the Notes have the following terms and conditions:

[i] The Notes may assigned and may be used to satisfy debts and obligations of Superior and/or redeem shares held by shareholders of Superior, all without the consent of Megola, and thereafter any payments due on the Notes shall be paid directly to such assignee[s]. The Notes may be pledged, sold, hypotheticated, or assigned by any assignee of Superior without consent of Megola. All payments shall be made by wire transfer on the due date to accounts as specified by the holders the Notes.

[ii] Holders of the Notes shall have the option at any time prior to the due date so long as there is no default to convert all unpaid principal and accrued interest into common shares of stock of Superior ("Superior Common Stock") at the rate of US$0.10 per share. This option may be exercised in whole or in part at any time prior to repayment of the Notes. If there is a default in the Notes, then Holders of the Notes shall have the option at any time the Notes are in default to convert all unpaid principal and accrued interest into shares of stock of Superior at the lower of (i) $0.10 per share; and (ii) the average trading price of Superior Common Stock for the twenty (20) day period immediately prior to the date of the option exercise notice from the Holders. This option may be exercised in whole or in part at any time the Notes are in default. Further, to the extent any shares are acquired under this option, the owners of these shares if the option is exercised collectively shall have a one time right to require that Superior register the shares for resale within 90 days of such request on a registration statement filed with the Securities Exchange Commission ("SEC") and kept effective until all such shares are resold, all at Superior's expense.

[iii]   Payment of the Notes shall be personally  guaranteed
by  Mr. Joel Gardner which guarantee  shall  be  backed   by
a security interest in all of his issued and outstanding stock of Superior.

[iv] Megola will be obligated to pay the outstanding Notes before their due dates if they are successful in obtaining adequate funding of $600,000 once this transaction has closed. If this amount is not met, then payment due will be pro rata to the amount of funding obtained however the balance will still be due on due date.

No  customers  accounted for 100 percent of  2003  and  2002 sales.  One vendor accounted for 100 percent of fiscal  2003 and 2002 cost of sales.

Megola's office lease expires December 31, 2009. Minimum lease payments of $5,313 are due in the year ended July 31, 2004, and $12,750 are due in each of the years ended July 31, 2005 - 2009, with $5,313 due in the year ended July 31, 2010.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan, because we are currently operating at a substantial loss with no operating history and revenues, an investor cannot determine if we will ever become profitable.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this report. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition. Megola's 7 non-US and 2 US shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola.

250,000 common shares were given to a non US consultant for business consulting services. These shares were valued at $0.09 for total consideration of $22,500 based upon the common stock price at the time of signing the consulting agreement.

On December 31, 2003, $391,985 in investor notes payable and
$8,132  in  accrued  interest were exchanged  for  4,035,956 common shares to 24 US and 81 non US investors, valued at $0.0991 per share.

As to non US investors, we relied upon Regulation S. As to US investors, we relied upon Section 4(2). We believed that Regulation S and section 4(2) were available because:

  * None of these issuances involved underwriters, underwriting discounts or commissions;
  * We placed restrictive legends on all certificates issued;
  * No US sales were made by general solicitation or advertising;
  * Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment;
  * No offers or sales of stock under the Regulation S offering were made to persons in the United States;
  * No direct selling efforts of the Regulation S offering were made in the United States.

Item 3. Defaults upon Senior Securities.

NONE


Item 4. Submission of Matters to a Vote of Security Holders.


NONE


Item 5. Other Information.

NONE





Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
-------------------------------------------------------------------


  31              Certification

  32              Certification



Reports on Form 8-K

8-K Current report, items 1, 2, and 8     2004-01-16
8-K Current report, items 1 and 2         2003-12-01

                            SIGNATURES

      Pursuant   to  the requirements of the Securities  and Exchange
Act   of  1934,  the registrant has duly caused this  Report to  be signed  on  its  behalf  by  the undersigned  hereunto  duly authorized.

                         Megola, Inc.
                 ------------------------------
                          (Registrant)

By: /s/ Joel Gardner
   -----------------------
Joel Gardner
President, CEO, Principal Financial Officer and Principal
Accounting Officer


Date: April 12, 2004