Form 10QSB
period 2004-04-30
MEGOLA INC
filed 2004-06-14
CIK 1144392

                           UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2004

Or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

                     MEGOLA, INC.

   ------------------------------------------------------

   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Nevada                            88-0492605

    --------------------                 ------------------

 (STATE OR OTHER JURISDICTION              (IRS EMPLOYER

            OF                           INDENTIFICATION NO.)

INCORPORATION OR ORGANIZATION)

SEC File Number:  000-49815

446 Lyndock St., Suite 102

N0N 1G0
Corunna, ON

-----------------------------------------     -----------------

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

Yes [] No [X]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS                  DURING THE PRECEDING FIVE YEARS:     Indicate by check mark whether the registrant has filed all  documents and reports required to be filed by Sections 12, 13 or   15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                           Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,764,549

-i-

Megola, Inc.

Table of Contents

Item 1. Unaudited Financial Statements

3

Item 2. Management's Discussion and Plan of Operation

8

Forward-Looking Statements

8

Item 3. Controls and Procedures

10

PART II - OTHER INFORMATION

13

Item 1.  Legal Proceedings

13

Item 2.  Changes in Securities

13

Item 3. Defaults upon Senior Securities.

14

Item 4. Submission of Matters to a Vote of Security Holders.

14

Item 5. Other Information.

14

Item 6. Exhibits

14

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

MEGOLA, INC.

BALANCE SHEET

As of April 30, 2004

(Unaudited)

ASSETS

Current Assets
Cash	$ 14
Accounts receivable, net of $0 allowance	52,131
Inventory	75,151
Other	7,354

Total Current Assets	134,650

Fixed assets, net of $27,208 accumulated depreciation	20,389

$ 155,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank lines of credit	$ 44,524
Current portion of installment note payable	5,803
Accounts payable	79,951
Accrued expenses	37,649
Notes payable to related parties	203,939

Total Current Liabilities	371,866

Long-term portion of installment note payable	3,500

375,366

Commitments

Stockholders’ Deficit
Preferred stock, $.001 par, 5,000,000 shares authorized,
no shares issued or outstanding
Common stock, $.001 par value, 50,000,000 shares
authorized, 25,764,549 shares issued and outstanding	25,765
Paid in capital	735,593
Accumulated deficit	(980,757)
Accumulated other comprehensive loss
- foreign currency translation	(928)

Total Stockholders’ Deficit	(220,327)

$ 155,039

MEGOLA, INC.

STATEMENTS OF OPERATIONS

For the Three- and Nine-Month Periods

Ended April 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003

Revenue	$ 80,817	$ 42,216	$ 180,789	$137,484

Cost of sales	56,185	29,515	92,681	48,559
Selling	2,668	4,232	12,239	15,412
General & administrative	44,956	54,842	155,921	160,282
Depreciation	5,957	2,496	9,417	4,907
Bad debts	25,770		25,770
Common stock issued for
Services			125,000
Impairment of cost of
public shell			457,183
Interest	938	54	9,495	892

Total expenses	136,474	91,085	887,706	230,052

NET LOSS	$(55,657)	$(48,869)	$(706,917)	$(92,568)

Basic and diluted loss
per share	$(.00)	$(.00)	$(.03)	$(.01)

Weighted average shares
Outstanding	25,764,549	13,389,591	20,264,523	13,389,591

MEGOLA, INC.

STATEMENTS OF CASH FLOW

For the Nine Months Ended April 30, 2004 and 2003

(Unaudited)

	2004	2003

Cash Flows Used in Operating Activities
Net loss	$(706,917	$(92,568)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of cost of public shell	457,183
Shares issued for services	125,000
Depreciation	9,417	5,193
Changes in:
Accounts receivable	(38,312)	(15,455)
Inventory	(31,861)	(5,095)
Other current assets	(4,442)	(2,072)
Accounts payable	78,805	3,041
Accrued expenses	6,917	10,298

Net Cash Used in Operating Activities	(104,210)	(96,658)

Cash Flows Used in Investing Activities
Deposit made toward cost of public shell	(51,465)
Purchase of fixed assets	(20,829)

Net Cash Used in Investing Activities	(72,294)

Cash Flows From Financing Activities
Loans from investors	198,332	48,530
Repurchase of shares from a shareholder	(35,680)
Payments on installment note payable	(3,907)	(2,738)
Increase (decrease) in bank line of credit	12,335	1,141
Sale of common stock		67,832
Sale of preferred stock		12,615

	171,080	127,380

Effect of Exchange Rate Changes on Cash	2,477	(1,589)

Net increase (decrease) in cash	(2,947)	29,133

Cash at beginning of period	2,961	6,401

Cash at end of period	$ 14	$ 35,534

MEGOLA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Megola, Inc. (“Megola”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Megola’s latest annual report filed with the SEC on Form 8-K/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 8-K/A, have been omitted.

NOTE 2 - COMMON STOCK

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition.  Megola’s shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash, $200,000 in notes payable and 500,000 common shares were given to the 2 largest shareholders of SuperiorClean as additional compensation.  750,000 shares were issued to two other persons for services rendered.  Immediately after this transaction, SuperiorClean had 21,728,593 shares outstanding.  The former owners of Megola now own 61.6% of the combined entity.  Prior to the merger, SuperiorClean had no assets or operations.

As of July 31, 2003, $196,566 had been paid by Megola towards this acquisition   This amount was shown as a current asset at this date, and was written off as an impairment expense in November 2003.

On December 31, 2003, $391,985 in investor notes payable and $8,132 in accrued interest were exchanged for 4,035,956 common shares.

NOTE 3 - SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada, and has two reportable geographic segments, with summary information as follows:

United States

International

Combined

-----------

-----------

-----------

Nine Months ended April 30, 2004

Revenues

$  7,283

$173,506

$180,789

Net loss

4,000

702,917

706,917

Nine Months ended April 30, 2003

Revenues

0

137,484

137,484

Net loss

0

92,568

92,568

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This  Quarterly  Report  contains  forward-looking statements about   Megola,  Inc.'s  business, financial condition  and prospects that reflect management's assumptions  and beliefs  based on information currently available.  We can give  no assurance  that  the expectations indicated by such forward-looking statements  will   be  realized. If  any  of  our management's assumptions  should prove incorrect, or if any  of  the risks  and uncertainties  underlying  such  expectations  should materialize, Megola’s actual results may  differ materially from those indicated by the forward-looking statements.

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

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition.  Megola’s shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable.  Two major shareholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares.  Prior to the merger, SuperiorClean had no assets or operations.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2004	2003	2004	2003

Revenue	$ 80,817	$ 42,216	$ 180,789	$137,484

Cost of sales	56,185	29,515	92,681	48,559
Selling	2,668	4,232	12,239	15,412
General & administrative	44,956	54,842	155,921	160,282
Depreciation	5,957	2,496	9,417	4,907
Bad debts	25,770		25,770
Common stock issued for
Services			125,000
Impairment of cost of
public shell			457,183
Interest	938	54	9,495	892

Total expenses	136,474	91,085	887,706	230,052

NET LOSS	$(55,657)	$(48,869)	$(706,917)	$(92,568)

Three months ended April 30, 2004 vs. Three months ended April 30, 2003.

Our revenues for the three months ended April 30, 2004 vs. three months ended April 30, 2003 increased   91.44% from $42,216 to $80,817 because of the increased sales the Company had with customers located in China, Singapore and Indonesia.

Our cost of sales for the three months ended April 30, 2004 vs. three months ended April 30, 2003 increased 52.53% from $29,515 to $56,185 because of the addition of sales staff, cost of extra raw materials and because of the sharp decline in the exchange rate between the Canadian Dollar and the Euro, as our raw material purchases are made in Euros.

Our selling expenses for the three months ended April 30, 2004 vs. three months ended April 30, 2003 decreased 36.96% from $4,232 to $2,668 because of the decreased costs in advertising & promotion.

Our general and administrative expenses for the three months ended April 30, 2004 vs. three months ended April 30, 2003 decreased 18.03% from $54,842 to $44,956 because of the decrease in professional fees for this period.

Our depreciation for the three months ended April 30, 2004 vs. three months ended April 30, 2003 increased 138.66% from $2,496 to $5,957 because of new equipment purchases.

Our common stock for services for the three months ended April 30, 2004 vs. three months ended April 30, 2003 had no change.

Our impairment cost of public shell for the three months ended April 30, 2004 vs. three months ended April 30, 2003 had no change from $0 to $0.

Our interest expense for the three months ended April 30, 2004 vs. three months ended April 30, 2003 increased 1,637% from $54 to $938 because the Company’s increased use of its line of credit.

Accordingly, our net loss for the three months ended April 30, 2004 vs. three months ended April 30, 2003 increased 13.89% from $48,869 to $55,657.

Nine months ended April 30, 2004 vs. Nine months ended April 30, 2003.

Our revenues for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 increased 31.50% from $137,484 to $180,789 because of the increased sales the Company had with customers located in China, Singapore and Indonesia.

Our cost of sales for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 increased 90.86% from $48,559 to $92,681 because of the addition of sales staff, cost of extra raw materials and because of the sharp decline in the exchange rate between the Canadian Dollar and the Euro, as our raw material purchases are made in Euros.

Our selling expenses for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 decreased 20.59% from $15,412 to $12,239 because of the decrease in advertising & promotion.

Our general and administrative expenses for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 decreased 2.72% to $160,282 from $155,921 because of the decrease in professional fees during the end of this period.

Our depreciation for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 increased 91.91% from $4,907 to $9,417 because of new equipment purchases.

Our common stock for services for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 increased from $0 to $125,000 because the Company issued shares to Consultants and employees for services during this period.

Our impairment cost of public shell for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 increased from $0 to $457,183 because of the cost associated to the reverse acquisition.

Our interest expense for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 increased 964.46% from $892 to $9,495 because the Company’s increased use of its line of credit.

Accordingly, our net loss for the nine months ended April 30, 2004 vs. nine months ended April 30, 2003 increased 663.67% from $92,568 to $706,917.

Segment Reporting

Megola sells in the U.S. and China as well as in Canada, and has two reportable geographic segments, with summary information as follows:

United States

International

Combined

-----------

-----------

-----------

Nine Months ended April 30, 2004

Revenues

$  7,283

$173,506

$180,789

Net loss

4,000

702,917

706,917

Nine Months ended April 30, 2003

Revenues

0

137,484

137,484

Net loss

0

92,568

92,568

As we increase sales efforts in the US, we hope our US sales continue to increase, although there is no assurance they will.

Liquidity and Capital Resources

At April 30, 2004, we had a deficit of $162,707.  We had $14 of cash available as of April 30, 2004.  We also had $52,131 of accounts receivable as of that date.  Assuming we collect all receivables, we believe that we can continue operations for approximately 6 months.  Thereafter, we will need to generate further operating  revenues or secure other funding on or before August 2004 in the  amount of $175,000 to remain operational until March, 2005. We have recently secured a $300,000 funding and as of May 31, 2004, $187,500 has been advanced to Megola with the balance due on or before August 1, 2004.

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

The Bank of Montreal granted a $35,000 USD line of credit to Megola that is used by overdrafting Megola’s checking account at the bank.  Interest is at bank prime + 1% and the loan is secured by substantially all Megola assets and the individual guarantees of a director and two investors.  As of April 30, 2004, the balance is $44,524. The line is reviewed yearly with the next review in December 2004.

In addition, we had the following outstanding obligations at April 30, 2004:

Current portion of installment note payable

5,803

Accounts payable

 79,951

Accrued expenses

37,649

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

[iii]  Payment of the Notes shall be personally guaranteed by Mr. Joel Gardner which guarantee  shall  be  backed  by  a security interest in all of his issued and outstanding stock of Megola.

[iv] Megola will be obligated to pay the outstanding Notes  before their due dates if they are successful in obtaining adequate funding of $600,000.  If this amount is not met, then payment due will be pro rata to the amount of funding obtained however the balance will still be due on due date.

No customers accounted for 100 percent of 2003 and 2002 sales.  One vendor accounted for 100 percent of fiscal 2003 and 2002 cost of sales.

Megola’s office lease expires December 31, 2009.  Minimum lease payments of $5,313 are due in the year ended July 31, 2004, and $12,750 are due in each of the years ended July 31, 2005 - 2009, with $5,313 due in the year ended July 31, 2010.

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

NONE

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit

Number

---------------------------------------------------------------------

31                 Certification

32                 Certification

Reports on Form 8-K

8-K/A [html][text] 40 KB [Amend]Current report, item 7 2004-04-14

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

Date: June 10, 2004