Form 10KSB
period 2004-07-31
MEGOLA INC
filed 2004-11-15
CIK 1144392

ANNUAL REPORT

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Fiscal Year Ended July 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period____________ to_____________.

Commission File Number 000-49816

MEGOLA INC.

(Name of small business issuer in its charter)

Nevada	88-0492605
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

446 Lyndock St., Suite 102 Corunna, ON, Canada	N0N 1G0
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (519) 481-0628

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Check  whether the issuer (1) filed all reports required  to be  filed by Section 13 or 15(d) of the Exchange Act  during the  past  12  months (or for such shorter period  that  the registrant was required to file such reports), and  (2)  has been  subject to such filing requirements for  the  past  90 days. [X] Yes [ ] No

Check  if disclosure of delinquent  filers  in response  to Item 405 of Regulation S-B is not contained  in this  form, and no disclosure will be contained, to the best of   registrant's   knowledge,  in   definitive   proxy   or information statements incorporated by reference in Part III of  this  Form 10-KSB or any amendment to this Form  10-KSB. [ ]

The  issuer's revenues for its most recent fiscal  year  was $222,294.

As of the date of this filing, the Company's Common Stock is trading on the OTCBB under the symbol of MGOA.

The number  of shares outstanding of each of  the  issuer's classes of common  stock, as of  July 31, 2004  was 27,814,550.

DOCUMENTS INCORPORATED BY REFERENCE

If  the  following documents are incorporated by  reference, briefly describe them and identify the part of the Form  10- KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any  proxy  or information statement; and (3) any prospectus filed  pursuant to Rule 424(b) or (c) of the Securities  Act of  1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g. annual report  to  security holders for fiscal year ended  December 24, 1990).

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [ X]

PART I - ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Megola, Inc. was incorporated in Ontario, Canada on August 28, 2000 as Corporation No. 1375595.  It was renamed Megola, Inc. on December 21, 2001.  Megola was formed to sell physical water treatment devices to residential, commercial, industrial and agricultural end-users in the United States, Canada and other international locations under a license granted by the German manufacturer, Megola GmbH.  Initial operations and sales began in October 2000.

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition.  Megola’s shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable.  Two major shareholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares.  Prior to the merger, SuperiorClean had no assets or operations.  SuperiorClean company name was later changed to Megola Inc.

For the fiscal year ending July 31, 2005, we plan to focus on sales growth, increasing distribution channels, controlling expenses and reducing debt.  Dependent on our ability to raise further capital to implement the above, our plans may have to be modified or curtailed, possibly to the extent of not being able to be carried out as to part or all of such plans. We may also consider any business opportunity that may involve a future acquisition with a private entity having an operating business, which may be providing opportunities, products or services in a same service sector.

On May 18, 2004 we signed a non-exclusive distribution agreement with Dalian Bingham H203 Environment Solutions Co., Ltd., a member of the Bingshan Group, (The Bingshan Group has been the leading refrigeration company in China for years and listed as one of the strongest companies in China’s mechanical industry) to distribute Megola’s ScaleGuard product line throughout Asia, and further agreed with Dalian Bingshan to cross promote their products in North America. More recently, we entered into an agreement with J&D Manufacturing Inc., to introduce a total solution for improving water quality and productivity at dairy farms. J&D, based in Eau Claire, Wisconsin, has a net worth of 1,500 equipment dealers throughout North America.

PRINCIPAL PRODUCTS AND SERVICES

Our principal product is our ScaleGuard Systems.  Megola’s ScaleGuard technology cost effectively conditions hard water while also eliminating the historical build-up of scale caused by hard water in residential, commercial and industrial applications.  ScaleGuard units use a revolutionary electromagnetic technology to condition the soften water, both preventing the ongoing build-up of scale and eliminating historical scale build-up in water delivery systems and machinery.

Megola, Inc. is a leading solution provider in physical water treatment, microbiological control, wastewater treatment and air purification.  Our environmentally friendly, technologically advanced product lines have us positioned at the forefront of environmental air and water treatment.  Our experience in these fields allows us to provide tailor-made solutions to our clients using the technology available to us.  For more information on Megola products, please go to www.megola.com.

THE SCALEGUARD SYSTEM

Description of ScaleGuard:

Megola’s physical water treatment “ScaleGuard” technology cost effectively conditions hard water to prevent and eliminate calcium carbonate (scale) formation in residential, commercial, industrial and agricultural applications.  ScaleGuard units use a revolutionary electromagnetic technology and patented programming to create fluctuating magnetic fields that promote resonance at the natural vibrational frequencies of water molecules and its dissolved ions.  This causes microscopic seed crystals of calcium carbonate to form, which, in turn, promotes scale formation on the surface of the crystals instead of on the walls of pipes and equipment due to the seed crystals comparatively large surface area.  Existing scale, which is constantly re-dissolving into the water system, gradually disappears as no new scale formation occurs.

Due to the high technological nature of our systems and limited knowledge of the technical functions by our consumers, Megola, at times, installs systems on trial basis with prospective customers in an effort to collect data and prove ScaleGuard’s reliability and success.  Megola is confident these trial installations situations will convert to sales, while increasing product exposure.

We are currently developing a revised business plan to deploy our ScaleGuard devices through our distribution network throughout the world.  We believe that the increasing data that we have been collecting, and continue to collect on our systems, and the increasing market exposure we have been getting through our satisfied customers, can be used as sales tools for our distributors.  In the past we have not been able to utilize this as a method of increasing Megola sales.

ScaleGuard Models:

We currently have eight models of ScaleGuard devices, all of which have been used in trials and sold to customers that have hardwater or scale problems. Over the years, Megola has sold these units all over the world, ranging from residential applications to large industrial applications.  The principal differences between the eight models, other than cost, are that they are designed to work with different water flows and pipe sizes.

The final cost of the individual units may vary, as they may be designed for certain customers to perform differently based on their specific needs.  Also, depending on the geographic region, some distributors may sell the ScaleGuard products for more than Megola’s suggested retail price.

ScaleGuard Models:

TFK

SG

SG100

SG200

SG300

SG400

SG500

SG1000

Manufacturing:

The ScaleGuard devices were designed and custom manufactured in Germany under the direction of Megola GmbH.  The technology of the product is owned by Megola GmbH and is protected under intellectual/ software property rights.  The units are pre-assembled in Germany and are then shipped to the Megola Inc. office where the final assembly is completed and packaged.

Notable Installations of our ScaleGuard Systems:

Our systems have been in operation with various customers with some in operation for over 5 years.  Some of our more notable installations include:

Tim Horton’s

Kentucky Fried Chicken

Zurn Industries

Royal Plastics

TRW Automotive

Parmalat

FritoLay

Honeywell

Dupont Canada

Colgate University

Product Liability

We currently carry our own product liability insurance. We are currently working with our Insurer increasing our liability coverage. We  have deployed and installed a variety of extensive systems,  there have been no claims made against us.

Employees

We currently have 3 full-time employees and 3 part-time employees

PART I - ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

Our principal executive offices are located at 466 Lyndock Street, Suite 102, Corunna, Ontario N0N 1G0. We leased this 4,000 square foot facility at a rental of $2,800 per month for a four-year term ending August 31, 2007. This facility consists of an office and administration area. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

Our telephone number at the above location is 519-481-0628

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

PART I - ITEM 3.  LEGAL PROCEEDINGS

We  are not currently involved in any legal proceedings  nor do we have knowledge of any threatened litigation.

PART I - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2004, thus there was no vote of securities holders in  2004.  We  anticipate  holding  an initial annual shareholder meeting in May, 2005.

PART II

PART II - ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Market Information

The Company’s common stock (the “Common Stock”) is traded on the OTC Bulletin Board under the symbol “MGOA.OB”.

Options, Warrants, Convertible Securities

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor.  In addition, under the penny stock regulations the broker-dealer is required to:

o

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

o

Send monthly statements disclosing recent price information   pertaining to the penny stock held in a customer's account,  the account's value and information regarding the limited market in penny stocks; and

o

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded.  In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.  Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of the date of this registration statement, we had 185 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Reports to Shareholders

We have become subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. We intend to voluntarily send an annual report with audited financial statements to our security holders.

Where You Can Find Additional Information

For further information about us and the shares of common stock registered hereunder, please refer to the registration statement and the exhibits and schedules thereto. The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The registration statement and other information filed with the SEC is also available at a web site maintained by the SEC at http://www.sec.gov.

PART II - ITEM 6.  MANAGEMENT DISCUSSION & PLAN OF OPERATION

Overview

Megola, Inc. was incorporated in Ontario, Canada on August 28, 2000 as Corporation No. 1375595.  It was renamed Megola, Inc. on December 21, 2001.  Megola was formed to sell physical water treatment devices to residential, commercial, industrial and agricultural, end-users in the United States, Canada and other international locations under a license granted by the German manufacturer, Megola GmbH.  Initial operations and sales began in October 2000.

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition.  Megola’s shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable.  Two major shareholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares.  Prior to the merger, SuperiorClean had no assets or operations.  SuperiorClean company name was later changed to Megola Inc.

For the fiscal year ending July 31, 2005, we plan to focus on sales growth, increasing distribution channels, controlling expenses and reducing debt.  Dependent on our ability to raise further capital to implement the above, our plans may have to be modified or curtailed, possibly to the extent of not being able to be carried out as to part or all of such plans. We may also consider any business  opportunity that may involve a future acquisition with a private entity having  an  operating business which may be providing opportunities,  products or services in a same service sector.

Current Results of Operations and Financial Status

Results of Operations

Our revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition, our expense levels for each quarter are, to a significant extent, fixed in advance based upon our expectation as to the net revenues to be generated during that quarter. We therefore are generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues.  Further, as a result of these factors, any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to our expectations, would have an almost immediate adverse impact on our operating results and on its ability to maintain profitability in a quarter.

Comparison of the year ended July 31, 2004 with the year ended  July 31, 2003

During the year ending July 31, 2004 our revenues increased from $157,472 for 2003 to $222,294 for the year ended July 31, 2004, an increase of 41.16% over the prior year.  This increase is mainly because of increased sales we had with customers located in China, Singapore and Indonesia along with new sales with industrial customers in Canada.  We feel that with the working capital that will be provided, and from the higher number of contracts anticipated, sales will improve  throughout the following year.

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard systems.  Cost of sales as a percentage of revenues increased to 52.8 % in the year ended July 31, 2004 to $117,361, as compared to $72,061 or 45.76% of revenue for the year ended July 31, 2003.  The cost of sales percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower.  As revenues increase, cost of goods sold as a percentage of revenue should become more and more favorable for us. The overall increase in the cost of sales during 2004 is directly attributable to the increase in revenues.

General and administrative (operating) expenses increased during 2004  due primarily to the added cost of becoming a public entity.   Administrative expenses for consultants, legal costs, audits and accounting services have all increased during this 2004 period over  2003. Although our general and administrative expenses are, to a significant extent, fixed in advance, we are making  efforts to adjust spending in relation to the expected net revenues, but have yet to complete all expense items relating to our public company status. These expenses will tend to decrease in the year 2005 because merger expenses are now behind us. These costs were the major causes of increased General and Administrative costs in the 2004 year and will become more controlled, in relation to sales revenue as the company becomes well funded and revenues increase. During 2004, total General & Administrative, net of those absorbed in cost of sales, increased to $2,071,640 from $157,736 in 2003. Included in this increase of our G & A was our one time impairment cost of our merger with SuperiorClean. The impairment cost associated with this merger was $448,031. Also included was the cost of services rendered. Megola issued 3,300,000 shares of common stock in return for various services rendering during the fiscal year. The value assigned to those shares is determined by a number of factors including the market price of the shares on various dates. Even though the service contracts specify an amount per share when issued, we must value them on the financial statements at the stock’s trading value on the appropriate dates. When adding these values to the costs of the reverse merger, we end up with approximately $2,000,000 of G&A expenses that appear on the P&L Statement that are not expected to be recurring items. Without these expenses, the company’s net loss would appear to be similar to the last fiscal year.

Our depreciation for the year ended July 31, 2004 vs. the year ended July 31, 2003 increased 89.65% from $5,122 to $9,714 because of new equipment purchases.

Interest expense increased in 2004 to $245,134 from $1,366 in ’03, due to interest expense incurred at the time of the reverse merger, interest accrued on unpaid loan/note balances as well there were conversion features included on agreement notes that had to be discounted resulting in additional interest expense in excess of $227,000. These combined factors resulted in the substantial increase in interest expense for this fiscal year and are not expected to be recurring items.

Net Income (Loss)

For the reasons outlined above, we realized a net loss of  $2,236,297 for the year ended July 31, 2004 as compared to a net loss of $97,600 for the year ended July 31, 2003.

	2004	2003

REVENUE	$222,294	$157,472

COST OF SALES	117,361	72,061
SELLING	14,742	18,787
GENERAL AND ADMINISTRATIVE	2,071,640	157,736
DEPRECIATION	9,714	5,122
INTEREST	245,134	1,366

Total Expenses	2,458,591	255,072

NET LOSS	$(2,236,297)	$(97,600)

Basic and diluted loss per share	$(0.11)	$(0.01)

Weighted average shares outstanding	21,226,443	12,319,591

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2004 was $441 and $2,961 at July 31, 2003.  However, our accounts receivable increased from $13,819 at July 31, 2003 to $55,983 at July 31, 2004 or 305%.  Our inventory increased for the same period from $43,290 to $ 56,522 or 30.57%; a sign of both increased available working capital from operations and an increase of available assets for operations.   Assuming we collect all receivables and convert our inventory into sales, we believe that we can continue operations for approximately 9 months.  Thereafter, we will need to generate further operating revenues or secure other funding on or before March 2005 in the amount of $250,000 to remain operational until July 31, 2005. We have currently signed an agreement for funding.

The company is also pursuing other financial resources to augment its cash requirements for retirement of debt, expansion of  operations and acquisition of suitable companies and products.

Our success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash  flows.  We evaluate our liquidity and capital needs on a continuous basis and based on our requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing.  There is no assurance that such financing will be available in the future to meet  our additional capital needs, or that any such terms or conditions of any such financing would be favorable to us.   Both our current growth and expanded business involve significant financial risk and require significant capital investment.

In connection with the reverse merger, we issued  two promissory notes to a director and a shareholder, each in the  amount  of $100,000 (the "Notes"), bearing interest at the rate of 6% simple interest  per  annum.  The  Notes shall  be  paid  in  full,  all principal  and accrued interest, on or before November 30, 2004.  In addition to standard language, the Notes have the following terms and conditions:

[i] The Notes may assigned and may be used to satisfy debts and obligations of Megola and/or redeem shares held by shareholders of  Megola,  all without the consent of Megola, and  thereafter any  payments  due  on the Notes shall be paid directly  to  such assignee[s].   The Notes may be pledged, sold, hypotheticated, or assigned  by any assignee of Superior without consent of  Megola. All  payments shall be made by wire transfer on the due  date  to accounts as specified by the holders the Notes.

[ii]   Holders  of the Notes shall have the option  at  any  time prior  to the due date so long as there is no default to  convert all  unpaid principal and accrued interest into common shares  of stock  of  Megola  ("Megola Common Stock")  at  the  rate  of US$0.10 per share.  This option may be exercised in whole  or  in part  at any time prior to repayment of the Notes. If there is  a default  in the Notes, then Holders of the Notes shall  have  the option at any time the Notes are in default to convert all unpaid principal  and accrued interest into shares of stock of  Superior at the lower of (i) $0.10 per share; and (ii) the average trading price  of  Megola Common Stock for the twenty (20)  day  period immediately prior to the date of the option exercise notice  from the Holders.  This option may be exercised in whole or in part at any  time  the Notes are in default.  Further, to the extent  any shares are acquired under this option, the owners of these shares if  the  option is exercised collectively shall have a  one  time right  to  require that Megola register the shares  for  resale within 90 days of such request on a registration statement  filed with   the  Securities  Exchange  Commission  ("SEC")  and   kept effective  until  all such shares are resold, all  at  Megola's expense.

No customers accounted for 100 percent of 2004 and 2003 sales. No vendors accounted for 100 percent of fiscal 2004 and 2003 cost of sales.  Megola’s office lease expires September 30, 2005.  Minimum lease payments of $8,589 are due in the year ended July 31, 2005, and $1,431 are due in the year ended July 31, 2006

Our  ability to continue as a going concern is dependent  on our   ability  to  raise funds  to  implement  our  planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going  concern  over  the  next twelve  months.  Our   poor financial condition could inhibit our ability to achieve our business  plan,  because  we are currently  operating  at  a substantial loss with no operating history and revenues,  an investor cannot determine if we will ever become profitable.

PART II - ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages 11-18) form part of the report on the Financial Statements

PAGE

Independent Auditor's Report

11

Balance Sheets

12

Statements of Operations

13

Statement of Stockholders' Deficit

14

Statement of Cash Flows

15

Footnotes

16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  Megola, Inc.

  Corunna, Ontario, Canada

We have audited the accompanying balance sheet of Megola, Inc. as of July 31, 2004, and the related statements of operations, stockholders’ deficit and cash flows for each of the two years then ended.  These financial statements are the responsibility of Megola’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megola, Inc. as of July 31, 2004 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Megola, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Megola has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PLLC

www.malone-bailey.com

Houston, Texas

October 12, 2004

MEGOLA, INC.
BALANCE SHEET
July 31, 2004
ASSETS

CURRENT ASSETS
Cash	$441
Accounts Receivable-Trade	55,983
Inventory	56,522
Other	9,343
Total Current Assets	122,289

PROPERTY AND EQUIPMENT
Vehicle and Demonstration Equipment	46,776
Less: Accumulated Depreciation	(28,124)
Net Property and Equipment	18,652

TOTAL ASSETS	$140,941

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$33,585
Notes Payable	33,811
Accounts Payable-Trade	28,725
Accrued Expenses	51,924
Loans From Investors	200,000
Total Current Liabilities	348,045

Note Payable - net of current portion	1,179

Total Liabilities	349,224

STOCKHOLDERS' DEFICIT
Preferred Stock, No Par Value, Unlimited Shares
Authorized, No Shares Issued and Outstanding
Common Stock- No Par Value, 50,000,000 Shares
Authorized, 27,814,550 Shares Issued and Outstanding	1,876,359
Additional Paid In Capital	387,500
Accumulated Deficit	(2,510,137)
Other Comprehensive Income:
Equity Adjustment on Foreigh Currency Translation	37,995

Total Stockholders' Deficit	(208,283)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$140,941

MEGOLA, INC.
STATEMENTS OF OPERATIONS
Years Ended July 31, 2004 and 2003

	2004	2003

REVENUE	$222,294	$157,472

COST OF SALES	117,361	72,061
SELLING	14,742	18,787
GENERAL AND ADMINISTRATIVE	2,071,640	157,736
DEPRECIATION	9,714	5,122
INTEREST	245,134	1,366

Total Expenses	2,458,591	255,072

NET LOSS	$(2,236,297)	$(97,600)

Basic and diluted loss per share	$(0.11)	$(0.01)

Weighted average shares outstanding	21,226,443	12,319,591

MEGOLA, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED JULY 31, 2004

			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2002	11,249,591	$190,460	$(3,150)	$-	$(176,241)	$11,069

Stock repurchased	(1,070)	(32,036)	-	-	-	(32,036)

Stock issued for cash	1,070	65,202	-	-	-	65,202

Stock issued for cash	2,140,000	12,616	-	-	-	12,616

Net Loss	-	-	-	-	(97,600)	(97,600)

Foreign Currency	-	-	(255)	-	-	(255)

Balances, July 31, 2003	13,389,591	236,242	(3,405)	-	(273,841)	(41,004)

Stock Exchanged at Merger	7,089,002	-	-	-	-	-

Stock for Debt	4,035,957	400,117	-	-	-	400,117

Stock Issued for Services	3,300,000	1,240,000	-	-	-	1,240,000

Discount on notes payable	-	-	-	387,500	-	387,500

Net Loss	-	-	-	-	(2,236,297)	(2,236,297)

Foreign Currency	-	-	41,400	-	-	41,400

Balances, July 31, 2004	27,814,550	$1,876,359	$37,995	$387,500	$(2,510,138)	$(208,284)

MEGOLA, INC.
STATEMENTS OF CASH FLOW
Years Ended July 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,236,297)	$(97,600)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Impairment of cost of public shell	448,031	-
Shares issued for services	1,240,000	-
Depreciation	9,714	5,122
Discount on notes	227,344	-
Changes in:
Accounts Receivable	(42,164)	1,446
Inventory	(13,232)	(3,642)
Deposit on Reverse Acquisition	-	(184,044)
Other Assets	(6,431)	(1,186)
Accounts Payable	26,650	(1,314)
Accrued Expenses	21,193	14,077
Net Cash Used in Operating Activities	(325,192)	(267,141)

CASH FLOWS USED IN INVESTING ACTIVITIES
Deposit made toward cost of public shell	(51,465)	-
Purchase of fixed assets	(20,008)	-
Net Cash Used in Investing Activities	(71,473)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	386,280	-
Net Change in Bank Overdraft	1,396	(43)
Payments on Notes Payable	(41,244)	-
Loans From Investors	-	180,897
Proceeds from Sale of Preferred Stock	-	12,616
Proceeds from Sale of Common Stock	-	65,202
Payments on Installment Note Payable	-	(2,532)
Net Cash Provided by Financing Activities	346,432	256,140

EFFECT OF EXCHANGE RATE CHANGES ON CASH	47,713	7,561

NET (DECREASE) IN CASH	(2,520)	(3,440)

BEGINNING CASH BALANCE	2,961	6,401

ENDING CASH BALANCE	$441	$2,961

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:
Interest	$10,367	$1,366

Non-cash Transactions:
Debt exchange for 4,035,956 shares of common stock	$400,117	$-
Purchase of automobile Financed by Dealer	$-	$14,900
Repurchase of Common Stock Not Yet Paid For	$-	$33,407

MEGOLA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Megola, Inc. was incorporated in Ontario, Canada on August 28, 2000 as a Corporation No. 1375595.  It was renamed Megola, Inc. on December 21, 2001.  Megola was formed to sell physical water treatment devices to commercial end-users in both the United States and Canada under a license granted by the German manufacturer, Megola GmbH.  Initial operation and sales began in October 2000.

Estimates

The Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents

Highly liquid investment with original maturities of three months or less are considered cash equivalents.

Revenue Recognition

Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon delivery of the finished products.  For 2004 and 2003, there were no refunds or warranty claims.  Megola accepts returns for a 30-day period after the sale.  Megola offers no independent warranty and refers any warranty claims to the manufacturer for products it sells.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on credit experience.  Megola had bad debts of $0 and $42,860 for fiscal 2004 and 2003 respectively.  As of July 31, 2004, a $0 allowance is provided.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the 3-year estimated useful lives of the assets. Impairment losses are recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to generate by those assets are less than the assets' carrying amount.

No impairment losses have been recorded since inception.

Income Taxes

U.S. and foreign income tax expense is based on reported earnings before income taxes.  Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock Options and Warrants

Megola accounts for stock-based compensation to employees under the intrinsic value method.  Under this method Megola recognizes no compensation expense for stock options granted when the number of underlying share is known and exercise price to the option is greater than or equal to the fair market value of the stock on the date of grant.  Megola accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method.  There were no options or warrants issued as compensation from inception through July 31, 2004.

Earnings Per share

Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

Recent Accounting Pronouncements

Megola does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Megola incurred recurring net losses chargeable to common shareholders of $2,236,297 and $97,600 in fiscal 2004 and 2003, respectively, and has an accumulated deficit of $ 2,510,137 as of July 31, 2004.  These conditions create an uncertainty as to Megola's ability to continue as a going concern.  Management is trying to raise additional capital through various funding arrangements.  The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

Megola purchased a used car from an auto dealer on October 30, 2002.  The dealer financed the purchase in 36 equal monthly installments of $536, including interest at 8.45% APR.  As of July 31, 2004, $6,467 was due in fiscal 2005 and $1,179 in fiscal 2006.

On April 19, 2004 Megola signed two convertible promissory notes, with Avercap and Premium Financial, Inc. for $150,000 and $37,500.  The notes bears interest at 8% per annum and are due May 1, 2006.  As of July 31, 2004, $187,500 was due on these notes.  The notes also carried warrants to purchase 2,500,000 common shares at $.075 per share.  On August 23, 2004, the lenders exercised their option (with Megola's consent) to convert the balance due (including interest) into Megola common stock.

In connection with the reverse acquisition (see Note 5), Megola signed two notes totaling $200,000 of the related consulting expense.  These notes carried warrants for 2,000,000 shares at $.10 per share.

The note balances for the $150,000, $37,500 and $200,000 were discounted by the maximum relative fair value of the warrants which totaled $387,500.  $227,344 of the discount was expensed through July 31, 2004.

NOTE 4 - INCOME TAXES

Income taxes are not due since Megola has had losses since inception.  Since inception, Megola has had about $1,266,000 in the U.S. dollar value of Canadian net operating losses, which expire in Canada in Fiscal 2014.

The components of deferred taxes are as follows:

Deferred tax assets
Net operating loss carryforwards	$303,911
Less: valuation allowance	(303,911)
Current net deferred tax assets	$-

NOTE 5 - COMMON STOCK

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition.  Megola’s shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable.  Two major shareholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares.  Immediately after this transaction, SuperiorClean had 21,728,593 shares outstanding.  The former owners of Megola then owned 61.6% of the combined entity.  Prior to the merger, SuperiorClean had no assets or operations.

On December 31, 2003, $391,985 in investor notes payable and $8,132 in accrued interest were exchanged for 4,035,956 common shares.

NOTE 6 - PREFERRED STOCK

Preferred stock was redeemed for common with the reverse acquisition.

NOTE 7 - COMMITMENTS

Megola's office lease expires September 30, 2005.  Minimum lease payments of $8,589 are due in the year ended July 31, 2005, with $1,431 due in the year ended July 31, 2006.

NOTE 8 - SEGMENT REPORTING

Megola sells in the U.S. and China, and has two reportable geographic segments, with summary information as follows:

	U.S.	International	Total
Year Ended July 31, 2004
Revenues	$39,025	$183,269	$222,294
Pretax Loss	147,879	(2,384,176)	(2,236,297)
Depreciation	-	9,714	9,714
Interest Expense	-	245,134	245,134
Total Assets	-	140,941	140,941

Year Ended July 31, 2003
Revenues	$5,099	$152,373	$157,472
Pretax Loss	3,160	94,440	97,600
Depreciation	-	5,122	5,122
Interest Expense	-	1,366	1,366
Total Assets	-	274,219	274,219

PART II - ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART III

PART III - ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name

Age

Position

-------------------------------------------------------------------

Joel Gardner

37

Acting Chief Executive Officer,

Director, President

Don Greer

69

COO

Todd Clark

42

Treasurer, Director

Aldo Rotondi

41

Director and Director of Business Development

-------------------------------------------------------------------

Joel Gardner is a Director and Chief Executive Officer, who is a seasoned entrepreneur who knows a good idea when he sees it. He has built his career developing great ideas and seeking out industry-changing solutions that hold tremendous, unrealized potential and then taking them to market.

Joel started out his career as a professional hockey player, going straight from university hockey – he received a BA from Colgate University, where he studied Education and Geology – to playing for ten years in Canada, USA and Europe.  In 1995, he started and served as President of CartAds, a company that put advertisements on shopping carts. Then in 1997, he applied the expertise he acquired with CartAds at another marketing venture, COA, which sold advertising on outdoor benches. Also, in his time off the ice the following year, he invented and produced a golf rules trivia game, which is still being sold in pro shops. That same year, he utilized the contacts he made and the reputation he had built while in Germany to become Vice President and a partner in Aqua-Cristall Limited, a physical water treatment company. Aqua-Cristall became the first distributor of the ScaleGuard product line.

In 2000, Joel formed Megola, Inc. to distribute the ScaleGuard products as well as a number of other air and water treatment solutions throughout North America. As President and CEO, he has led the company’s growth and expansion into several divisions over the past four years. Under his leadership, Megola has secured the distribution rights to a number of other product lines and proprietary technologies, grown its client base.

Don Greer, Chief Operating Officer, Don Greer was added to the management team in the summer of 2004. In the role of Chief Operating Officer, Mr. Greer brings over 35 years of upper level business experience to the team at Megola. Utilizing his vast technical, sales and marketing experience in the industrial sector, Don is responsible for the development and implementation of business plans and strategies, and personally oversees resource management, revenue models and budgeting.

Mr. Greer began his career as a chemist at Polysar Rubber Corp., which was later purchased by Bayer, Inc. During his nearly 30 years at the company, he quickly progressed through the ranks, taking on increasingly important managerial roles in sales and marketing, holding such positions as Regional Sales Manager, Marketing Director of the Industrial Group, and Sales Director of North and South America. More recently, he served for four years as the Director of Sales and Marketing at Chicago Rawhide, and during the previous three years he served as Regional Canadian Sales Manager at Illinois-based Inpro/Seal, an international leader in the bearing seal industry.  Mr. Greer received a Bachelor of Science degree in chemistry from Queens College in Dundee, Scotland.

Todd Clark, Secretary, Director. Mr. Clark lends over 20 years of proven experience taking companies to higher levels of success. He is a graduate of Fanshawe College and has been a member or director of various business and civic organizations and boards, including the Sarnia Lambton Chamber of Commerce, Bluewater Franchised Auto Dealers Association and the Sarnia Lambton Business Development Corporation.  Mr. Clark is a long-time entrepreneur that has founded or taken over the reigns of numerous successful businesses in the automotive sales and rental, commercial, agricultural and sports industries, achieving record revenues and profits. Currently, he is the President and General Manager of Ron Clark Motors, a Ford dealership in Wyoming, Ontario.

Mr. Clark joined Megola's board of directors on August 28, 2003 and has proven to be an asset to the company,  helping to guide its direction as it rapidly expands the scope of its offerings.

Aldo Rotondi, Director and Director of Business Development.  Mr. Rotondi currently offers his management services to the Company by assisting the company with financing strategies and expansion opportunities.  He will be supporting Megola Inc. in the deployment of the Megola ScaleGuard systems by increasing active distributorships and seeking active distribution alliances to increase Megola’s sales. Aldo Rotondi began his business career in 1986 with his private Architectural Design/Build company; Rotondi Design & Associates. For 6 years with his design team, he was involved in all aspects of development from commercial developments in the US and Canada, including the redevelopment of a motel and its conversion into a new Super 8 Motel franchise. Mr. Rotondi was a partner in the development of Super 8 Motels in Eastern Canada with CF Hospitality, Inc., where he served as Vice President of Development.  CF owned the franchise rights to the Super 8 Motel Chain for Eastern Canada and Rotondi assisted in growing the chain from two to twenty-five properties in Eastern Canada, of which, 9 properties were corporately owned by CF Hospitality before the company was sold in 1997 to Westmont Hospitality.

Mr. Rotondi then joined Royop Properties Corporation, a startup development company that Aldo assisted in acquiring the Canadian franchise rights for the  Super 8 Motel chain.  Royop also developed Wingate Inns.  Royop was publicly traded on the Toronto Stock Exchange. By working with together with Cendant Corporation (NYSE:CD), Royop expanded its Super 8 Franchise base from 28 properties to over 60 franchised properties. Mr. Rotondi oversaw Super 8 Franchise Developments for Royop Properties. Mr. Rotondi later left Royop Corporation to focus on his business ventures with Airam Capital Group, Inc., a company that he founded and acts as president. Royop was later acquired by H&R REIT and at the time of the sale to H&R, Royop’s assets exceeded $150 Million. Airam Capital is in the business of seeking out private business opportunities that may be better served as public companies. As principal for various public companies, he seeks out mergers with private companies that will enhance shareholder value.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings

No   officer,  director,  or  persons  nominated  for   such positions,  promoter  or  significant  employee   has   been involved in legal proceedings that would be material  to  an evaluation of our management.

Section  16(a) of the Securities Exchange Act  of  1934,  as amended, requires our directors and executive officers,  and persons  who beneficially own more than 10% of a  registered class   of  our  equity  securities,  to  file  reports   of beneficial ownership and changes in beneficial ownership  of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership   of  Securities)  and  5  (Annual  Statement   of Beneficial  Ownership of Securities).  Directors,  executive officers  and  beneficial owners of more  than  10%  of  our Common  Stock are required by SEC regulations to furnish  us with  copies  of  all Section 16(a) forms  that  they  file. Except as otherwise set forth herein, based solely on review of  the  copies  of such forms furnished to us,  or  written representations  that no reports were required,  we  believe that  for the fiscal year ended December 31, 2003 beneficial owners  complied  with  Section  16(a)  filing  requirements applicable  to  them  to  the extent  they  had  no  trading activity in 2002.  Form 5's have now been filed.

PART III - ITEM 10.  EXECUTIVE COMPENSATION

The  following table sets forth summary information concerning the compensation  received  for services rendered  to  us  during  the fiscal  year  ended  July 31, 2004  by  our  Chief  Executive Officer.    No   other   executive  officers  received   aggregate compensation during our last fiscal year that exceeded,  or  would exceed on an annualized basis, $100,000.

EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

(a)

Our company’s Chief Executive Officer (the “CEO”) received an annual salary of $54,500

Cdn.;

(b)

Don Greer, our Chief Operating Officer, works two days per week and receives a salary of

$400.00 Cdn per day;

(c)

Aldo Rotondi, Director, received 250,000 shares of common stock in lieu of salary;

Each member of the Advisory Board will receive 10,000 shares of common stock in lieu of salary.

Employment Contracts or Arrangements

We do not have employment agreements.  We have no agreements to pay any of our officers any compensation and none of our officers,  except as set forth above, has been paid any compensation in 2004.

Board Compensation

Members of our board of directors do not receive cash compensation for their services  as directors, although some directors are reimbursed for reasonable expenses incurred in attending board  or committee meetings.

Advisory Board

Megola Inc. has formed an Advisory Board that consist of individuals that it believes to be an important group of people that will play an integral role in assisting Megola in the overall growth of the company.  The Company will turn, from time to time, to its Advisory Board for direction and advice on certain business matters of the company.  Megola is presently working out a plan of compensation for these individuals but as of this time the Company has no agreements to  pay any of our Advisory Board Members any compensation.

PART III - ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The  following tables set forth the ownership, as of the  fiscal year end, of our common stock by  each  person known  by  us to be the beneficial owner of more than  5%  of  our outstanding  common  stock,  our  directors,  and  our   executive officers  and directors as a group.  To the best of our knowledge, the  persons  named  have sole voting and  investment  power  with respect to such shares, except as otherwise noted.  There are  not any pending or anticipated arrangements that may cause a change in control of our company.

------------------------------------------------- --------------------------------- ------------------------

  Amount and Nature of                  Percentage

Name of Beneficial Owner                    Beneficial Ownership                  of Class(1)

------------------------------------------------- --------------------------------- ------------------------

Joel Gardner

                             3,378,297(2)

12.2%

Airam Capital Group (3)

     1,875,000

  6.8%

Stephen Brock

     2,500,000

  9.0%

John Gardner

     1,167,297(2)

  4.2%

Todd Clark

     2,046,204

  7.4%

Mike Banovsky

     1,167,297

  4.2%

Ralph Lloyd

     1,167,297

  4.2%

Scott Kelvin

     1,441,956

  5.2%

Vince Lally

     1,510,621

  5.4%

Ron Tosto

        583,649

  2.1%

Craig Wagenschutz

        583,649

  2.1%

Megola Gmbh

        343,323

  1.2%

Total

   17,764,590

 64.0%

------------------------------------------------- ---------------------------------

(1) Based on  27,814,550 shares  of common stock issued and outstanding as of April 30, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange  Commission and generally  includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the  beneficial  owners of the common stock listed above,  based on  information furnished by such owners,  have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)  John Gardner is Joel Gardner’s father.

(3) Aldo Rotondi   is sole owner of Airam Capital Group, Inc.

PART III - ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None. - Not Applicable.

PART III - ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

None. - Not Applicable.

PART III - ITEM 14.  CONTROLS AND PROCEDURES

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

PART III - ITEM 15. FEES FOR ACCOUNTING SERVICES

We paid Malone & Bailey, PLLC fees for auditing services of $14,485 during fiscal 2004.  There were no non-audit fees.

SIGNATURES

In  accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by  the undersigned, thereunto duly authorized.

Megola Inc.

------------------------------

(Registrant)

     Signature                   Title

Date

   ------------             ---------------

----------

/s/ Joel Gardner

Chief Executive Officer           November 12, 2004

--------------------

 and Director

Joel Gardner

In  accordance with the Exchange Act, this report  has  been signed below  by  the following persons on  behalf  of  the registrant and in the capacities and on the dates indicated.

     Signature                   Title

Date

   ------------             ---------------

----------

/s/ Joel Gardner

Chief Executive Officer           November 12, 2004

--------------------

and Director

Joel Gardner

/s/ Todd Clark             Director

November 12, 2004

----------------------

Todd Clark