Form 10QSB
period 2004-10-31
MEGOLA INC
filed 2004-12-15
CIK 1144392

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2004
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________



                                  MEGOLA, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Nevada                                   88-0492605
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION                      (IRS EMPLOYER
            OF                                  INDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


SEC File Number:  000-49815



       446 Lyndock St., Suite 102                             N0N 1G0
              Corunna, ON
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's telephone number, including area code: Tel: (519) 481-0628

                               SuperiorClean, Inc.
--------------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)


       1183 S. Huron Street, Denver,
                Colorado                             80223
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)          (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,892,429 at December 13, 2004

                                  MEGOLA, INC.


                                Table of Contents



PART I - FINANCIAL INFORMATION                                          4
Item 1. Unaudited Financial Statements                                  4
Item 2. Management's Discussion and Plan of Operation                   7
Forward-Looking Statements                                              8
Item 3. Controls and Procedures                                        10
PART II - OTHER INFORMATION                                            10
Item 1.  Legal Proceedings                                             10
Item 2.  Changes in Securities                                         11
Item 3. Defaults upon Senior Securities.                               11
Item 4. Submission of Matters to a Vote of Security Holders.           11
Item 5. Other Information.                                             11
Item 6. Exhibits                                                       12

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                                  MEGOLA, INC.
                                  BALANCE SHEET
                             As of October 31, 2004
                                   (Unaudited)

                                  MEGOLA, INC.
                                  BALANCE SHEET
                                October 31, 2004

                                     ASSETS

CURRENT ASSETS
    Accounts Receivable-Trade                                        $    57,088
    Inventory                                                             55,822
    Other                                                                  8,416
                                                                     -----------
        Total Current Assets                                             121,326
                                                                     -----------

PROPERTY AND EQUIPMENT, net                                               18,334
                                                                     -----------

TOTAL ASSETS                                                         $   139,660
                                                                     ===========


                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Bank Overdraft                                                   $     7,336
    Notes Payable                                                          6,180
    Accounts Payable                                                      11,879
    Accrued Expenses                                                      51,232
    Loans From Investors                                                 200,000
                                                                     -----------
        Total Current Liabilities                                        276,627
                                                                     -----------


STOCKHOLDERS' DEFICIT
    Preferred Stock, no par value, unlimited shares
        authorized, no shares issued or outstanding                           --
    Common Stock- no par value, 50,000,000 shares
        authorized, 31,892,429 shares issued and outstanding           2,186,925
    Additional Paid In Capital                                           500,000
    Accumulated Deficit                                               (2,815,218)
    Other Comprehensive Income:
        Equity Adjustment on Foreign Currency Translation                 (8,674)
                                                                     -----------

        Total Stockholders' Deficit                                     (136,967)
                                                                     -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                            $   139,660
                                                                     ===========

                                  MEGOLA, INC.
                            STATEMENTS OF OPERATIONS
                  Three Months Ended October 31, 2004 and 2003
                                   (unaudited)



                                                2004                  2003
                                            ------------          ------------

REVENUE                                     $     46,636          $      7,590
                                            ------------          ------------

COST OF SALES                                     13,611                 3,008
SELLING                                            2,865                 8,334
GENERAL AND ADMINISTRATIVE                        61,790                56,663
DEPRECIATION                                       2,090                 2,773
INTEREST                                         271,361                 5,706
                                            ------------          ------------

        Total Expenses                           351,717                76,484
                                            ------------          ------------


NET LOSS                                    $   (305,081)         $    (68,894)
                                            ============          ============

Basic and diluted loss per share            $      (0.01)         $      (0.01)

Weighted average shares outstanding           30,878,938            13,389,591

                                  MEGOLA, INC.
                             STATEMENTS OF CASH FLOW
                  Three Months Ended October 31, 2004 and 2003
                                   (unaudited)

                                                                     2004               2003
                                                                   ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                       $(305,081)         $ (68,893)
    Adjustments to Reconcile Net Loss
        to Net Cash Used in Operating Activities:
          Shares issued for services                                   1,500                 --
          Depreciation                                                 2,090              5,431
          Amortization of note payable discount                      276,622                 --
        Changes in:
          Accounts Receivable                                         (1,105)             5,493
          Inventory                                                      700            (15,906)
          Other Assets                                                   926             (1,876)
          Accounts Payable                                           (11,745)             4,564
          Accrued Expenses                                             4,558             13,538
                                                                   ---------          ---------
              Net Cash Used in Operating Activities                  (31,535)           (57,649)
                                                                   ---------          ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Deposit made toward cost of public shell                              --            (38,810)
                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Notes Payable                                      112,500                 --
    Net Change in Bank Overdraft                                     (26,249)             3,614
    Payments on Notes Payable                                         (1,466)              (576)
    Loans From Investors                                                  --            136,799
    Payments on Installment Note Payable                                  --            (35,680)
                                                                   ---------          ---------
              Net Cash Provided by Financing Activities               84,785            104,157
                                                                   ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (53,691)            (7,146)
                                                                   ---------          ---------

NET (DECREASE) IN CASH                                                  (441)               552

BEGINNING CASH BALANCE                                                   441              2,961
                                                                   ---------          ---------

ENDING CASH BALANCE                                                $      --          $   3,513
                                                                   =========          =========

SUPPLEMENTAL DISCLOSURES:
    Non-cash Transactions:
        Debt exchange for 4,052,879 shares of common stock         $ 277,906          $      --

                                  MEGOLA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MEGOLA, Inc. ("MEGOLA") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in MEGOLA's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - COMMON STOCK

On August 1, 2004 a creditor exchanged a debt of $2,892 for 10,000 shares of Megola's common stock that was trading for $.51.

On August 1, 2004 Megola issued 15,000 shares of Megola's common stock to a vendor under an agreement for services signed in January 2003. That agreement specified the services were to be paid with 15,000 shares of stock which at the then-fair value of the stock of $.10 per share equaled the fair value of the services at $1,500.

On August 23, 2004, two lenders, Avercap and Premium Financial, Inc., exercised their options to convert the balance due (including interest) of $303,966 into Megola's common stock. The conversion price was $.075 and 4,052,879 shares of common were issued.

On August 16, 2004 Megola received proceeds from a convertible note of $112,500 from Premium Financial, Inc. The note was discounted by the maximum relative fair value of the warrants which totaled $112,500. On August 23, 2004 the convertible note was part of the $303,966 balanced owed and converted into Megola's common stock.


NOTE 3 - SUBSEQUENT EVENTS

In November 2004, a consultant exercised his option to convert $100,000 of the note payable due to him into 1,000,000 shares of Megola's common stock for a price of $.10 per share.

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

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2004 VS. THREE MONTHS ENDED OCTOBER 31, 2003.

Our revenues for the three months ended October 31, 2004 vs. three months ended October 31, 2003 increased 514.44% from $7,590 to $46,636 because of the increased sales into the petrochemical industry

Our cost of sales for the three months ended October 31, 2004 vs. three months ended October 31, 2003 increased 352.50% from $3,008 to $13,611. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our selling expenses for the three months ended October 31, 2004 vs. three months ended October 31, 2003 decreased 65.62% from $8,334 to $2,865 because of the decreased costs in advertising & promotion.

Our general and administrative expenses for the three months ended October 31, 2004 vs. three months ended October 31, 2003 increased 9.11% from $56,663 to $61,790 because of the increase in legal and accounting professional fees for this period.

Our depreciation for the three months ended October 31, 2004 vs. three months ended October 31, 2003 decreased 24.63% from $2,773 to $2,090 because of declining equipment values.

Our interest expense for the three months ended October 31, 2004 vs. three months ended October 31, 2003 increased 4,655.71% from $5,706 to $271,361 due to the interest expense incurred at the time of the reverse merger. Interest accrued on unpaid loan/note balances as well there were conversion features included on agreements notes that had to be discounted resulting in additional interest expense in excess of $227,000. These combined factors resulted in the substantial increase in interest for this period and are not expected to be recurring items

Accordingly, our net loss for the three months ended October 31, 2004 vs. three months ended October 31, 2003 increased 342.83% from $68,894 to $305,081, $271,361 being attributed to the interest.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2004 we had an accumulated deficit $(2,815,218) of total stockholders deficit of $(136,967).

In August 2004, we entered into a standby equity distribution agreement with Cornell Capital Partners, L.P. Pursuant to the standby equity distribution agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell Capital Partners will pay 93% of the lowest closing bid price of our common stock as quoted by Bloomberg, L.P. on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date.

As of October 31, 2004, we had no cash on hand and a bank overdraft of $7,336. To satisfy our operating requirements through October, 2005, we estimate that we will need $770,000, assuming we collect none of our accounts receivable and make no sales from existing inventory. We believe we can obtain this funding through our operational revenues and our standby equity line of credit.

In August 2004, two noteholders with notes in the amounts of $187,500 and $112,500 elected to convert to common stock in the respective amounts of 2,040,346 shares and 2,012,533 shares.

In connection with the reverse merger, we issued two promissory notes to a director and a shareholder, each in the amount of $100,000, bearing interest at the rate of 6% simple interest per annum. The Notes shall be paid in full, all principal and accrued interest, on or before November 30, 2004. One note was converted by Nevada Fund in November 2004 in exchange for the issuance of 1,000,000 shares of common stock. Mr. Rotondi holds the other note and has advised us that he will only require payments if cash flow is available and he will not convert the note or demand full payment until this registration statement has been declared effective and we have taken all regulatory steps necessary to increase our authorized shares of common stock.

We have a line of credit with the Bank of Montreal in the amount of $40,000. This line of credit is guaranteed by our CEO Joel Gardner and Director Todd Clark. This line of credit is callable at the end of each year on December 31.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

On August 1, 2004 a creditor exchanged a debt of $2,892 for 10,000 shares of Megola's common stock that was trading for $.51.

On August 1, 2004 Megola issued 15,000 shares of Megola's common stock to a vendor under an agreement for services signed in January 2003. That agreement specified the services were to be paid with 15,000 shares of stock which at the then-fair value of the stock of $.10 per share equaled the fair value of the services at $1,500.

On August 23, 2004, two lenders, Avercap and Premium Financial, Inc., exercised their options to convert the balance due (including interest) of $303,966 into Megola's common stock. The conversion price was $.075 and 4,052,879 shares of common were issued.

On August 16, 2004 Megola received proceeds from a convertible note of $112,500 from Premium Financial, Inc. The note was discounted by the maximum relative fair value of the warrants which totaled $112,500. On August 23, 2004 the convertible note was part of the $303,966 balanced owed and converted into Megola's common stock.

All issuances were non US issuances. We relied upon Regulation S of the Securities Act of 1933, as amended for the above non US issuances. We believed that Regulation S was available because:

      o None of these issuance involved underwriters, underwriting discounts or commissions;

      o     We placed restrictive legends on all certificates issued;

      o     No offers or sales were made to persons in the United States; and

      o     No direct selling efforts were made in the United States.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS

Exhibit
Number          Name and/or Identification of Exhibit
---------------------------------------------------------------------
31              Certification

32              CERTIFICATION

Reports on Form 8-K
8-K   Current report, items 5.02 and 7.01 2004-10-19


                            SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Megola, Inc.
                                ------------------------------
                                (Registrant)

By: /s/ Joel Gardner
--------------------------------------------------------
Joel Gardner
President, CEO, Principal Financial Officer and Principal
Accounting Officer


Date: December 15, 2004