Form 10QSB
period 2005-01-31
MEGOLA INC
filed 2005-03-22
CIK 1144392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2005
Or

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

                     ------------------------
 (Former Name or Former Address, if Changed Since Last Report)



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

Yes [X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,992,429 at March 07, 2005

                                  Megola, Inc.

                                Table of Contents


     Item 1. Unaudited Financial Statements                             4
Item 2. Management's Discussion and Plan of Operation                   9
Forward-Looking Statements                                              9
Item 3. Controls and Procedures                                        11
PART II - OTHER INFORMATION                                            12
Item 1.  Legal Proceedings                                             12
Item 2.  Changes in Securities                                         12
Item 3. Defaults upon Senior Securities.                               12
Item 4. Submission of Matters to a Vote of Security Holders.           12
Item 5. Other Information.                                             12
Item 6. Exhibits                                                       12

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                                  MEGOLA, INC.
                                  BALANCE SHEET
                                January 31, 2005
                                   (unaudited)

                                     ASSETS

Current assets
  Cash                                                          $     60,432
  Accounts receivable, net of allowance for
         doubtful accounts of $0                                      27,836
  Inventory                                                           89,128
  Other current assets                                                36,408
                                                                ------------
    Total current assets                                             213,804

Property and equipment, net of $34,946
         accumulated depreciation                                     18,265
                                                                ------------

    Total assets                                                $    232,069
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Bank overdraft                                                $     50,965
  Notes payable                                                        4,464
  Accounts payable-Trade                                              58,491
  Accrued expenses                                                    46,608
  Stock payable                                                       32,250
    Loans from Investors                                             100,000
                                                                ------------
    Total current liabilities                                        292,778
                                                                ------------

Commitments and contingencies


Stockholders' Deficit:
  Preferred Stock, no par value, unlimited shares
         authorized, no shares issued and outstanding                     --
  Common stock, no par value, 50,000,000 shares
         authorized, 32,992,429 shares issued and outstanding      2,386,925
  Additional paid-in capital                                         500,000
  Accumulated deficit                                             (2,955,744)
  Other comprehensive income:                                          8,110
                                                                ------------
    Total stockholders' deficit                                      (60,709)
                                                                ------------

Total liabilities and stockholders' deficit                     $    232,069
                                                                ============

                                  MEGOLA, INC.
                            STATEMENTS OF OPERATIONS
              Three and Six Months Ended January 31, 2005 and 2004
                                   (unaudited)

                                            Three Months Ended               Six Months Ended
                                                January 31,                     January 31,
                                           2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------
Revenues                               $     31,046    $     92,382    $     77,682    $     99,972

Cost of Sales                                 5,464          33,488          19,075          36,496
Selling                                         193           1,238           3,059           9,571
General and administrative                  140,916         179,419         202,707         236,082
Depreciation                                  2,420             687           4,510           3,460
Impairment of cost of public
  shell                                          --         457,183              --         457,183
Interest                                     22,578           2,851         293,938           8,557
                                       ------------    ------------    ------------    ------------
             Total Expense                  171,571         674,866         523,289         751,349
                                       ------------    ------------    ------------    ------------

Net loss                               $   (140,525)   $   (582,484)   $   (445,607)   $   (651,377)
                                       ============    ============    ============    ============


Net loss per share:
  Basic and diluted                    $      (0.00)   $      (0.03)   $      (0.01)   $      (0.04)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                      31,639,682      21,639,530      31,755,248      17,514,510
                                       ============    ============    ============    ============

                                  MEGOLA, INC.
                            STATEMENTS OF CASH FLOWS
                   Six Months Ended January 31, 2005 and 2004
                                   (unaudited)


                                                      2005            2004
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (445,607)   $   (651,377)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Impairment of cost of public shell                      --         457,183
    Stock issued for services                            1,500         125,000
    Depreciation                                         6,822           3,460
    Amortization of note payable discount              272,656              --
  Changes in:
    Accounts receivable                                 28,149         (30,134)
    Inventory                                          (32,606)         (2,951)
    Other current assets                               (27,065)         (3,650)
    Accounts payable                                    34,866           7,193
    Accrued expenses                                    (1,350)          3,324
    Stock payable                                       32,250              --
                                                  ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES               (130,385)        (91,952)
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (2,543)        (14,997)
  Deposit made toward cost of public shell                  --         (51,465)
                                                  ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES                 (2,543)        (66,462)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                          112,500              --
  Deposit from investor                                100,000              --
  Net change in bank overdraft                          17,380              --
  Payment on notes payable                              (3,182)         (2,869)
  Loans from investors                                      --         188,485
  Increase in bank line of credit                           --           2,867
  Repurchase of shares from shareholder                     --         (37,581)
                                                  ------------    ------------
CASH FLOWS PROVIDED BY  FINANCING ACTIVITIES           226,698         150,902
                                                  ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (33,777)         11,377
                                                  ------------    ------------

NET INCREASE IN CASH                                    59,993           3,865
Cash, beginning of period                                  441           2,961
                                                  ------------    ------------
Cash, end of period                               $     60,434    $      6,826
                                                  ============    ============

SUPPLEMENTAL DISCLOSURES:
       Non-cash Transactions:
          Debt exchange for 5,052,879 shares of
          common stock                            $    403,966    $         --
                                                  ============    ============

                                  MEGOLA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

NOTE 2 - STOCK PAYABLE

On December 22, 2004 Megola entered into a consulting agreement. In consideration of the services to be provided by the consultant, Megola agreed to issue 300,000 shares of common stock quarterly over the duration of the consultant's terms of one year. The shares will be issued as follows:

         January 31, 2005                        75,000
         April 30, 2005                          75,000
         July 31, 2005                           75,000
         October 31, 2005                        75,000
                                                 ------
                                                300,000
                                                =======

As of January 31, 2005, none of the January shares have been issued, but Megola has accrued $32,250 in stock payable using Megola's average trading price in January of $.43 per share.

NOTE 3 - COMMON STOCK

On August 1, 2004 Megola paid off a $2,892 debt with 10,000 shares of its common stock valued at $5,100.

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

On August 16, 2004 Megola received proceeds from a convertible note of $112,500 from Premium Financial, Inc. The note was discounted by the maximum relative fair value of the warrants which totaled $112,500. On August 23, 2004 the convertible note was part of the $303,966 balance owed and converted into Megola's common stock.

On November 24, 2004, a consultant exercised his option to convert $100,000 of the note payable due to him into 1,000,000 shares of Megola's common stock for a price of $.10 per share.

On January 31, 2005, Megola received $100,000 from an investor for 100,000 shares of common stock with one warrant attached per common share. The common shares are not issued as of January 31, 2005. The fair value of the warrants was $17,786 and the relative fair value was $15,100.


NOTE 4 - SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

Combined                                    United States     International
--------                                    -------------     -------------
Six months ended January 31, 2005
Revenues                                    $32,232           $45,650
$77,882
Net loss                                    $133,569          $312,038
445,607
Six Months ended January 31, 2004
Revenues                                    $7,283            $92,689
99,972
Net loss                                    $4,000            $647,377
651,377

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

Results of Operations


Three months ended January 31, 2005 vs. Three months ended January 31, 2004.

Our revenues for the three months ended January 31, 2005 vs. three months ended January 31, 2004 decreased 66.39% from $92,382 to $31,046 because of the decrease in direct sales into Asia as a result of the time spent relocating the manufacturing and assembly of Megola's products into China during this quarter.

Our cost of sales for the three months ended January 31, 2005 vs. three months ended January 31, 2004 decreased 83.68% from $33,488 to $5,464. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues as the focus on this quarter was spent relocating the manufacturing and assembly of Megola's products into China.

Our selling expenses for the three months ended January 31, 2005 vs. three months ended January 31, 2004 decreased 84.41% from $1,238 to $193 because of the decreased costs in advertising & promotion.

Our general and administrative expenses for the three months ended January 31, 2005 vs. three months ended January 31, 2004 decreased 21.45% from $179,419 to $ 140,916 because in the decrease of professional fees, trade shows and travel expenses.

Our depreciation for the three months ended January 31, 2005 vs. three months ended January 31, 2004 increased 252.26% from $687 to $2,420 because of additional office equipment and vehicle depreciation.

Our interest expense for the three months ended January 31, 2005 vs. three months ended January 31, 2004 increased 691.93% from $2,851 to $22,578 because of the company's increased use of its line of credit and accrued interest on shareholder notes.

Accordingly, our net loss for the three months ended January 31, 2005 vs. three months ended January 31, 2004 decreased 75.87% from $582,484 to $140,525.

Six months ended January 31, 2005 vs. Six months ended January 31, 2004

Our revenues for the six months ended January 31, 2005 vs. six months ended January 31, 2004 decreased 22.30% from $ 99,972 to $ $ 77,682 because of the decrease in direct sales into Asia as a result of the time spent relocating the manufacturing and assembly of Megola's products into China during this quarter.

Our cost of sales for the six months ended January 31, 2005 vs. six months ended January 31, 2004 decreased 47.73% from $36,496 to $19,075. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues as the focus on this quarter was spent relocating the manufacturing and assembly of Megola's products.

Our selling expenses for the six months ended January 31, 2005 vs. six months ended January 31, 2004 decreased 68.04% from $9,571 to $3,059 because of the decreased costs in advertising & promotion.

Our general and administrative expenses for the six months ended January 31, 2005 vs. six months ended January 31, 2004 decreased 14.13% from $236,082 to $ 202,707 because of the decrease in legal and accounting professional fees, trade shows and travel expenses.

Our depreciation for the six months ended January 31, 2005 vs. six months ended January 31, 2004 increased 30.35% from $3,460 to $4,510 because of additional office equipment and vehicle depreciation.

Our interest expense for the six months ended January 31, 2005 vs. six months ended January 31, 2004 increased 3335.06% from $8,557 to $293,938 due to the interest expense incurred at the time of the reverse merger. Interest accrued on unpaid loan/note balances as well there were conversion features included on agreements notes in excess of $227,000. These combined factors in the quarter ending October 31, 2004 resulted in the substantial increase in interest for this six month comparison period and are not expected to be recurring items.

Accordingly, our net loss for the six months ended January 31, 2005 vs. six months ended January 31, 2004 decreased 31.59% from $651,377 to $445,607.



Liquidity and Capital Resources


At January 31, 2005, we had a shareholder deficit of $60,709. We had $60,432 of cash available as of January 31, 2005. We also had $27,836 of accounts receivable as of that date. Assuming we collect all receivables, we believe that we can continue operations for approximately 6 months. Thereafter, we will need to generate further operating revenues or secure other funding on or before August 2005 in the amount of $175,000 to remain operational until March, 2006.


In order to become profitable, we will still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. There are no preliminary or definitive agreements or understandings with any party for such financing. We cannot predict when, if ever, that will happen.
We have a line of credit with the Bank of Montreal in the amount of $40,000. This line of credit is guaranteed by our CEO Joel Gardner and Director Todd Clark. This line of credit is callable at the end of each year on December 31. At the end of January 31, 2005 there was no amount due on this line of credit.

In connection with the reverse merger, we issued two promissory notes to a director and a shareholder, each in the amount of $100,000, bearing interest at the rate of 6% simple interest per annum. The Notes shall be paid in full, all principal and accrued interest, on or before November 30, 2004. One note was converted by Nevada Fund in November 2004 in exchange for the issuance of 1,000,000 shares of common stock. Mr. Rotondi holds the other note and has advised us that he will only require payments if cash flow is available.



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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities
On November 24, 2004, a shareholder exercised his option to convert $100,000 of the note payable due to him into 1,000,000 shares of Megola's common stock for a price of $.10 per share.

On January 21, 2005 a single investor made two payments of $50,000 each towards a purchase of 100,000 shares of Megola common stock at a price of $1.00 per share.

In connection with this issuance, we also issued to this investor 100,000 Warrants to purchase one unregistered share each of our common stock at a price of $2.00 per share until February 28, 2007.



Item 3. Defaults upon Senior Securities.

NONE


Item 4. Submission of Matters to a Vote of Security Holders.


NONE


Item 5. Other Information.

NONE





Item 6. Exhibits

Exhibit           Name and/or Identification of Exhibit
Number
---------------------------------------------------------------------


31    Certification

32    Certification

Reports on Form 8-K
MEGOLA INC                                    8-K               12/14/2004
                                              ---

MEGOLA INC                                    8-K               12/14/2004
                                              ---
MEGOLA INC                                    8-K               11/23/2004
                                              ---


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


Date: March 22, 2005