Form 10QSB
period 2005-04-30
MEGOLA INC
filed 2005-06-17
CIK 1144392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)
     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: April 30, 2005
                                       Or
     |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
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

           446 Lyndock St., Suite 102
               Corunna, ON                               N0N 1G0
     -----------------------------------------     -----------------
            (Address of Principal                       (Zip Code)
          Executive Offices)

     Registrant's telephone number, including area code: Tel: (519) 481-0628

--------------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

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

Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,777,429 at April 30, 2005

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

                         PART I - FINANCIAL INFORMATION

                     Item 1. Unaudited Financial Statements
                                  MEGOLA, INC.
                                  BALANCE SHEET
                                 April 30, 2005
                                   (unaudited)

                                     ASSETS

Current assets
  Cash                                                              $    82,229
  Accounts receivable, net of allowance for
         doubtful accounts of $0                                        113,499
  Inventory                                                             101,362
  Other current assets                                                  150,145
                                                                    -----------
    Total current assets                                                447,235

Property and equipment, net of $36,630
         accumulated depreciation                                        15,777
Intangible assets, net of $5,550 accumulated amortization               105,450
                                                                    -----------

    Total assets                                                    $   568,462
                                                                    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                                    $    33,738
  Notes payable                                                         102,225
  Accounts payable-Trade                                                120,891
  Accrued expenses                                                       34,542
  Customer deposit                                                        6,000
                                                                    -----------
    Total current liabilities                                           297,396
                                                                    -----------

Commitments and contingencies                                                --

Stockholders' Equity:
  Preferred Stock, no par value, unlimited shares
         authorized, no shares issued and outstanding                        --
  Common stock, no par value, 50,000,000 shares
         authorized, 34,777,429 shares issued and outstanding         3,238,725
  Additional paid-in capital                                            500,000
  Accumulated deficit                                                (3,446,097)
  Other comprehensive loss:
         Equity adjustment on foreign currency translation              (21,562)
                                                                    -----------
    Total stockholders' equity                                          271,066
                                                                    -----------

Total liabilities and stockholders' equity                          $   568,462
                                                                    ===========

                                  MEGOLA, INC.
                            STATEMENTS OF OPERATIONS
               Three and Nine Months Ended April 30, 2005 and 2004
                                   (unaudited)

                                              Three Months Ended            Nine Months Ended
                                                 April 30,                      April 30,
                                           2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------
Revenues                               $    261,670    $     80,817    $    339,352    $    180,789

Cost of sales                               180,817          56,185         199,892          92,681
Selling                                       4,105           2,668           7,164          12,239
General and administrative                  552,429          44,956         262,836         155,921
Depreciation                                  9,546           5,957          14,056           9,417
Bad debts                                        --          25,770              --          25,770
Stock for services                               --              --         492,300         125,000
Impairment of cost of public
  Shell                                          --              --              --         457,183
Interest expense                              5,125             938         299,064           9,495
                                       ------------    ------------    ------------    ------------
             Total expense                  752,022         136,474       1,275,312         887,706
                                       ------------    ------------    ------------    ------------

Net loss                               $   (490,352)   $    (55,657)   $   (935,960)   $   (706,917)
                                       ============    ============    ============    ============

Net loss per share:
  Basic and diluted                    $      (0.01)   $      (0.00)   $      (0.02)   $      (0.03)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                      33,673,429      25,764,549      32,158,578      20,264,523
                                       ============    ============    ============    ============

                                  MEGOLA, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended April 30, 2005 and 2004
                                   (unaudited)

                                                            2005         2004
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(935,960)   $(706,917)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Impairment of cost of public shell                          --      457,183
    Stock issued for services                              492,300      125,000
    Depreciation and amortization                           14,056        9,417
    Amortization of note payable discount                  272,656           --
  Changes in:
    Accounts receivable                                    (57,515)     (38,312)
    Inventory                                              (44,840)     (31,861)
    Other current assets                                     2,690       (4,442)
    Bank overdraft                                             153           --
    Accounts payable                                        97,260       78,805
    Accrued expenses                                       (13,416)       6,917
    Customer deposit                                         6,000           --
                                                         ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES                   (166,616)    (104,210)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (2,506)     (20,829)
  Deposit made on public shell                            (143,492)     (51,465)
                                                         ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                   (145,998)     (72,294)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                              112,500      198,332
  Proceeds from the sale of common stock                   350,000           --
  Payment on notes payable                                  (5,421)      (3,907)
  Increase in bank line of credit                               --       12,335
  Repurchase of shares from shareholder                         --      (35,680)
                                                         ---------    ---------
CASH FLOWS PROVIDED BY  FINANCING ACTIVITIES               457,079      171,080
                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (62,677)       2,477
                                                         ---------    ---------

NET CHANGE IN CASH                                          81,788       (2,947)
Cash, beginning of period                                      441        2,961
                                                         ---------    ---------
Cash, end of period                                      $  82,229    $      14
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES:
       Non-cash Transactions:
          Debt exchange for 5,052,879 shares of common
            stock                                        $ 403,966    $      --
                                                         =========    =========
          Purchase of intangibles for 300,000 shares
            of common stock                              $ 111,000    $      --
                                                         =========    =========

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

NOTE 2 - INTANGIBLE ASSETS

On February 9, 2005 Megola purchased software programs, manufacturing rights, and UV water systems and UV air system technologies from UV Innovations, Inc., a company located in Ontario, Canada for 300,000 shares of Megola's common stock. The value of the stock issued was $111,000. Megola guaranteed on the twelve month anniversary of the agreement that the stock given will have a value of no less than $200,000 and if there is a difference, Megola will pay the difference to UV Innovations, Inc. in cash. Also, on the twelve month anniversary, Megola will have the option to buy back the stock for a price of no more than $4 per share.

NOTE 3 - COMMON STOCK

On August 1, 2004, Megola paid off $2,892 of debt with 10,000 shares of its common stock valued at $5,100.

On August 1, 2004, Megola issued 15,000 shares of Megola's common stock to a vendor under an agreement for services valued at $7,650.

On August 16, 2004, Megola received proceeds from a convertible note of $112,500 from Premium Financial, Inc. The note bears interest of 8% per annum and is due on May 1, 2006. The note was issued at a discount of $112,500. On August 23, 2004 the convertible note was converted into Megola's common stock, and the $112,500 was charged to interest expense.

On August 23, 2004, two lenders, Avercap and Premium Financial, Inc., exercised their options to convert the balance due to them (including interest) of $303,966 into Megola's common stock. The conversion price was $.075 and 4,052,879 shares of Megola's common were issued.

On November 24, 2004, a consultant exercised his option to convert $100,000 of the note payable due to him into 1,000,000 shares of Megola's common stock for a price of $.10 per share.

On February 1, 2005, Megola received $350,000 from three investors for 350,000 shares of common stock with one warrant attached per common share. The fair value of the warrants was $52,281 and the relative fair value was $45,486.

On February 1, 2005, Megola issued 1,235,000 shares of Megola's common stock to several individuals for consulting, legal, and board member services. The shares were valued at $493,650.

On February 9, 2005, Megola issued 300,000 shares of common stock for an intangible asset. See note 2 for more details.

NOTE 5 - SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

Combined                              United States     International    Total
--------                              -------------     ------------    -------
Nine months ended April 30, 2005
Revenues                                 $282,741        $ 56,611       $339,352
Net loss                                 $411,541        $524,419       $935,960

Nine Months ended April 30, 2004
Revenues                                 $  7,283        $173,506       $180,789
Net loss                                 $  4,000        $702,917       $706,917

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

Results of Operations

Three months ended April 30, 2005 vs. Three months ended April 30, 2004.

Our revenues for the three months ended April 30, 2005 vs. three months ended April 30, 2004 increased 223.77% from $ 80,817 to $261,670 because of the direct sales of Megola's products to new distributors.

Our cost of sales for the three months ended April 30, 2005 vs. three months ended April 30, 2004 increased 221.82% from $56,185 to $180,817. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our selling expenses for the three months ended April 30, 2005 vs. three months ended April 30, 2004 increased 53.86% from $2,668 to $4,105 because of the increased costs in advertising & promotion. Our general and administrative expenses for the three months ended April 30, 2005 vs. three months ended April 30, 2004 increased 1,128.82% from $44,956 to $ 552,429 because in the increase of professional fees, trade shows and travel expenses, additional employee.

Our depreciation and amortization for the three months ended April 30, 2005 vs. three months ended April 30, 2004 increased 60.24% from $5,957 to $9,546 because of additional equipment and amortization expense on the intangible assets. Our interest expense for the three months ended April 30, 2005 vs. three months ended April 30, 2004 increased 446.38% from $938 to $5,125 because of the company's accrued interest on shareholder notes.

Accordingly, our net loss for the three months ended April 30, 2005 vs. three months ended April 30, 2004 increased 781.03% from $55,657 to $490,352.

Nine months ended April 30, 2005 vs. Nine months ended April 30, 2004

Our revenues for the nine months ended April 30, 2005 vs. nine months ended April 30, 2004 increased 87.71% from $ 180,789 to $ 339,352 because of the increase in direct sales of Megola's products to new distributors. Our cost of sales for the nine months ended April 30, 2005 vs. nine months ended April 30, 2004 increased 115.67% from $92,681 to $199,892. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our selling expenses for the nine months ended April 30, 2005 vs. nine months ended April 30, 2004 decreased 41.47% from $12,239 to $7,164 because of the decreased costs in advertising & promotion. Our general and administrative expenses for the nine months ended April 30, 2005 vs. nine months ended April 30, 2004 increased 68.57% from $155,921 to $ 262,836 because of the increase in legal and accounting professional fees, trade shows and travel expenses, additional employee.

Our depreciation and amortization expense for the nine months ended April 30, 2005 vs. nine months ended April 30, 2004 increased 49.26% from $9,417 to $14,056 because of additional equipment and amortization expense on intangible assets. Our interest expense for the nine months ended April 30, 2005 vs. nine months ended April 30, 2004 increased 3,049.70% from $9,495 to $299,064 due to the interest expense incurred at the time of the reverse merger. Interest accrued on unpaid loan/note balances as well there were conversion features included on agreements notes in excess of $227,000. These combined factors in the quarter ending April 30, 2005 resulted in the substantial increase in interest for this nine month comparison period and are not expected to be recurring items.

Accordingly, our net loss for the nine months ended April 30, 2005 vs. nine months ended April 30, 2004 increased 32.40% from $706,917 to $935,960.

Liquidity and Capital Resources

We had $82,229 of cash available as of April 30, 2005. We also had $ 113,499 of accounts receivable as of that date. Assuming we collect all receivables, we believe that we can continue operations for approximately 6 months. Thereafter, we will need to generate further operating revenues or secure other funding on or before November, 2005 in the amount of $175,000 to remain operational until March, 2006.

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

We have a line of credit with the Bank of Montreal in the amount of $40,000. This line of credit is guaranteed by our CEO Joel Gardner and Director Todd Clark. This line of credit is callable at the end of each year on December 31. At the end of April 30, 2005 there was no amount due on this line of credit.

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

On February 9, 2005 Megola purchased software programs, manufacturing rights, and UV water systems and UV air system technologies from UV Innovations, a company located in Ontario, Canada for 300,000 shares of Megola's common stock. The value of the stock issued was valued at $111,000. Megola guaranteed on the twelve month anniversary of the agreement that the stock given will have a value of no less than $200,000 and if there is a difference, Megola will pay the difference to UV Innovations, Inc. in cash. Also, on the twelve month anniversary, Megola will have the option to buy back the issued stock for a price of no more than $4 per share.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued the following number of shares of restricted common stock to the following persons during this quarter:

      o     Jeff Mayo - 300,000
      o     Mike Robinson - 100,000
      o     Peter DiMurro - 100,000
      o     Sufan Siauw - 150,000

The shares to Mr. Mayo were issued as follows: On February 9, 2005 Megola purchased software programs, manufacturing rights, and UV water systems and UV air system technologies from UV Innovations, a company located in Ontario, Canada for 300,000 shares of Megola's common stock. The value of the stock issued was valued at $111,000. Megola guaranteed on the twelve month anniversary of the agreement that the stock given will have a value of no less than $200,000 and if there is a difference, Megola will pay the difference to UV Innovations in cash. Also, on the twelve month anniversary, Megola will have the option to buy back the issued stock for a price of no more than $4 per share.

The shares issued to the other three individuals were purchased by the individuals for $1.00 per share.

10,000 shares each were issued as of 2/1/05 to the following individuals for agreeing to act as Advisory Board members:

         Willard Brown
         Bill Weaver
         Paul Dersam
         Willaim deWaal
         Mike P Banovsky
         Sufan Siauw

We valued these shares at $.39 based upon our trading price at 2/1/05.

We issued Don Greer 15,000 restricted shares of common stock as of 2/01/05 for his agreement to become a Director of the Corporation.

We valued these shares at $.39 based upon our trading price at 2/1/05.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

      o None of these issuances involved underwriters, underwriting discounts or commissions;
      o     We placed restrictive legends on all certificates issued;
      o     No sales were made by general solicitation or advertising;
      o Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

      o     Access to all our books and records.
      o Access to all material contracts and documents relating to our operations.
      o The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices. Item

3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE

Item 6. Exhibits

Exhibit Name and/or Identification of Exhibit Number

31 Certification
32 Certification

Reports on Form 8-K

[GRAPHIC OMITTED]

MEGOLA INC                                    8-K               3/2/2005
MEGOLA INC                                    8-K               3/10/2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       Megola, Inc.
                                       (Registrant)

                                       By: /s/ Joel Gardner
                                       -----------------------------------------
                                       Joel Gardner
                                       President, CEO, Principal Financial
                                       Officer and Principal Accounting Officer

Date: June 17, 2005