Form 10KSB
period 2005-07-31
MEGOLA INC
filed 2005-10-28
CIK 1144392

ANNUAL REPORT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                     For the Fiscal Year Ended July 31, 2005

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the Transition Period____________ to_____________.

                        Commission File Number 000-49816

                                   MEGOLA INC.
            ---------------------------------------------------------
                 (Name of small business issuer in its charter)

    Nevada                                         88-0492605
 -----------                                    -----------------
(State or other                       (I.R.S. employer identification number)
jurisdiction of
incorporation or
 organization)

446 Lyndock St., Suite 102                           N0N 1G0
Corunna, ON, Canada
--------------------------------------------------------------
(Address of principal executive offices)            (Zip code)

Issuer's telephone number: (519) 481-0628

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $713,135.

As of the date of this filing, the Company's Common Stock is trading on the OTCBB under the symbol of MGOA.

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2005 was 35,017,429.

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

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [ X]

PART I ........................................................................1

ITEM 1.  DESCRIPTION OF BUSINESS ..............................................1

ITEM 2.  DESCRIPTION OF PROPERTY. .............................................5

ITEM 3.  LEGAL PROCEEDINGS ....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................6

PART II. ......................................................................6

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .............6

ITEM 6. MANAGEMENT DISCUSSION AND PLAN OF OPERATION ...........................8

ITEM 7.  FINANCIAL STATEMENTS ................................................12

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT .......................13

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE ..........................................22

ITEM 8A.  CONTROLS AND PROCEDURES ............................................22

ITEM 8B.  OTHER INFORMATION ..................................................22

PART III .....................................................................22

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT ..........................................................22

ITEM 10. EXECUTIVE COMPENSATION ..............................................25

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN
SECURITY HOLDERS .............................................................26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................26

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ....................................26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ..............................27

SIGNATURES ...................................................................27

CERTIFICATION ............................................................28, 29

PART I - ITEM 1. DESCRIPTION OF BUSINESS.



BUSINESS DEVELOPMENT

Megola Inc. is committed to solving environmental problems without the use of harsh chemicals that, in the long run, can have deleterious effects on company budgets and our environment. Megola Inc. is the exclusive worldwide distributor for Megola GmbH, a German company that designs and manufactures the ScaleGuard series of physical water treatment equipment. Megola Inc. has created a distribution network throughout the world in which many companies are having great success as the ScaleGuard family continues to perform admirably.

Since the introduction of the ScaleGuard line of physical water treatment products, Megola has identified the need for a more comprehensive approach to environmentally-friendly water treatment. Now, five years later, Megola has obtained rights to market and distribute technologically advanced products for the industrial, commercial, residential and agricultural markets.

Also, new technology brings new opportunities and Megola has further expanded into the development and distribution of air purification products for indoor air quality enhancement and odor control. In addition to our Physical Water Treatment Division and Air Purification Division, Megola Inc. has recently expanded to include Microbiological Control and WasteWater Treatment Divisions.

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

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition. Megola's shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable. Two major shareholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares. Prior to the merger, SuperiorClean had no assets or operations. SuperiorClean's name was later changed to Megola Inc.

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

Effective March 22, 2005 Megola signed an agreement with BuyMax, LLC, which gives BuyMax the exclusive distribution/selling rights to Megola's residential ScaleGuard units for the USA.

BuyMax, a subsidiary of VenVest (www.venvestinc.com), is dedicated to providing an e-commerce purchasing platform with preferential pricing and/or cash rebates on virtually every product necessary to cost effectively operate an HVAC, plumbing or electrical services company. BuyMax offers private label products exclusively to its members as well as hundreds of high quality, universal products provided by industry leading vendor partners and national suppliers.

In consideration of granting BuyMax LLC exclusive resale rights to Megola's residential ScaleGuard devices, BuyMax LLC had to comply with a Minimum Annual Resale Requirement. During each year that this Agreement is in effect, BuyMax's purchase of products to serve customers within the USA shall be greater than or equal to 1,000 Product Units. Each subsequent year this Agreement is in effect, BuyMax's purchase of products to serve customers within the USA shall be greater than or equal to 2,000 Product Units. (http://biz.yahoo.com/pz/050323/75027.html)

PRINCIPAL PRODUCTS AND SERVICES

Our principal product is our ScaleGuard Systems. Megola's ScaleGuard technology cost effectively conditions hard water while also eliminating the historical build-up of scale caused by hard water in residential, commercial and industrial applications. ScaleGuard units use a revolutionary electromagnetic technology to condition the soften water, both preventing the ongoing build-up of scale and eliminating historical scale build-up in water delivery systems and machinery.

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

THE SCALEGUARD SYSTEM

Description of ScaleGuard:

Traditionally, hard water problems - the underlying cause of scale - have been solved with ion-exchange (salt) water softeners or chemical treatments. These solutions are often environmentally unfriendly, time-consuming and expensive.

Megola's scientists have invented a deceptively simple-looking box containing a computer-programmable chip that delivers low-voltage, high-frequency magnetic impulses that can alter the scale-forming properties of water. The company's revolutionary solution prevents new scale formation, while eliminating previous scale build-up - thus potentially solving this multi-billion dollar worldwide problem!

ScaleGuard is a non-invasive, physical water treatment device. That is, it does not make any direct contact with the water, and it neither adds chemicals to nor removes chemicals from the water.

Due to the high technological nature of our systems and limited knowledge of the technical functions by our consumers, Megola, at times, installs systems on trial basis with prospective customers in an effort to collect data and prove ScaleGuard's reliability and success. Megola is confident these trial installation situations will convert to sales, while increasing product exposure.

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

The final cost of the individual units may vary, as they may be designed for certain customers to perform differently based on their specific needs. Also, depending on the geographic region, some distributors may sell the ScaleGuard products for more than Megola's suggested retail price.

ScaleGuard Models:         TFK
                           SG
                           SG100
                           SG200
                           SG300
                           SG400
                           SG500
                           SG1000

Manufacturing:

The ScaleGuard devices were designed and custom manufactured in Germany under the direction of Megola GmbH. The technology of the product is owned by Megola GmbH and is protected under intellectual/ software property rights. The units are pre-assembled in Germany and are then shipped to China where the final assembly is completed and packaged.

Notable Installations of our ScaleGuard Systems:

Our systems have been in operation with various customers with some in operation for over 5 years. Some of our more notable installations include:

-----------------------------------------------------------------------------------------
LanXess                                                           Tim Horton's
Nova Chemicals                                                    Kentucky Fried Chicken
The Great Hall of the People (the national assembly of China)     Zurn Industries
Mengniu Dairy Group                                               Royal Plastics
Runan Mu Gong Shan Group                                          TRW Automotive
Zhoushan Gang Ming Foodstuff Industries                           Parmalat
Zhong Mei Coal Mining Company                                     FritoLay
Zhujiang Brewery                                                  Honeywell
Country Fresh Dairy                                               Dupont Canada
                                                                  Colgate University
-----------------------------------------------------------------------------------------

Air Purification

AirGuardian System

The AirGuardian 1000 is a uniquely engineered, integrated UVC & UVV system designed to dramatically reduce/control airborne allergens and toxic compounds, such as mold, fungus, formaldehyde, xylene gases and tobacco smoke along with infectious agents, such as bacteria, influenza, hemolytic streptococci and many others. This product is duct-mounted on the central HVAC system and, to enhance system effectiveness, is designed to run continuously with the HVAC system fan in the "on' position. This product is certified by the American Institute of Toxicology to produce only safe levels of UVV (ozone) and is available with a UVC only bulb. There are 3 different AirGuardian models.
(manufactured in china)

AirGuardian Power Filter

The AirGuardian Power Filter uses an active electromagnetic field to magnetize both airborne particles and the fibers of the disposable filter pad. This creates a virtual "force field" within the ductwork, capturing many of the smallest, most dangerous to breathe submicron particles. This 1" filter is a very cost effective and easy to maintain electronic air cleaner and is an essential component of any air purification system. Under normal operating conditions, each disposable filter pad remains at peak operating efficiency for about four months before needing to be replaced.
(manufactured in USA)

Portable Ozone Systems

Equipment Master - Sports equipment Deodorizing unit
Room Blaster - Room Deodorizing unit
Air Care - Room Air Treatment unit
(all  units  manufactured  in China)

Microbiological Control and Waste Water Treatment

Ozone Treatment Systems

Megola Inc. is a North American distributor of ozone treatment systems manufactured by Dalian Bingshan H203 Solutions Co., Ltd. Utilizing the powerful biocidal properties of ozone, these systems are an alternative to chemical treatments for microbiological control.

Applications include:

      o     Cooling towers

      o     HVAC systems

      o     Drinking water (agriculture)

      o     Surface disinfection water

Bioguard UltraViolet (UV) Water Treatment Systems

Ultraviolet treatment is the disinfection process of passing water by a special light source. Immersed in the water in a protective transparent sleeve, the special light source emits UV waves that can inactivate harmful microorganisms. Applications include:

      o     Disinfection of fresh, process, wash, and cooling water

      o     Disinfection and biodegradability improvement of wastewater

      o     Drinking water - POE and POU systems

      o     Swimming pools and ponds

      o     Medical and pharmaceutical industries

      o     Quality control measures

      o     Vending machines

      (manufactured in China)

IonClear - Copper Ionization Systems

The IonClear System is an electronic, non-chemical means to disinfect and treat dirty water. The system is used for killing bacteria, viruses, pathogens & other coliforms together with the treatment of algae, typically found and/or associated with the following:

      o     Swimming Pools

      o     Hydrotherapy, heated pool & spas

      o     Ornamental water gardens, fountains & ponds

      o     Water storage tanks

      o     Water cooling towers, water cooled heat exchangers, & evaporators

      (manufactured in China)

Product Liability

We currently carry our own product liability insurance. We are currently working with our Insurer increasing our liability coverage. We have deployed and installed a variety of extensive systems, there have been no claims made against us.

Employees

We currently have 4 full-time employees and 3 part-time employees

PART I - ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

Our principal executive offices are located at 466 Lyndock Street, Suite 102, Corunna, Ontario N0N 1G0. We leased this 4,000 square foot facility at a rental of $2,928 per month for a four-year term ending August 31, 2007. This facility consists of an office and administration area. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

Our telephone number at the above location is 519-481-0628.

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

PART I - ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2005, thus there was no vote of securities holders in 2005. We anticipate holding an initial annual shareholder meeting in the near future.

PART II

PART II - ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock (the "Common Stock") is traded on the OTC Bulletin Board under the symbol "MGOA.OB".

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

* Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

* Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

* Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

* Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

Holders

As of the date of this registration statement, we had 155 holders of record of our common stock.

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

Where You Can Find Additional Information

For further information about us and the shares of common stock registered hereunder, please refer to the registration statement and the exhibits and schedules thereto. The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The registration statement and other information filed with the SEC are also available at a web site maintained by the SEC at http://www.sec.gov.

PART II - ITEM 6.  MANAGEMENT DISCUSSION & PLAN OF OPERATION

Overview

Megola Inc. is committed to solving environmental problems without the use of harsh chemicals that, in the long run, can have deleterious effects on company budgets and our environment. Megola Inc. is the exclusive worldwide distributor for Megola GmbH, a German company that designs and manufactures the ScaleGuard series of physical water treatment equipment. Megola Inc. has created a distribution network throughout the world in which many companies are having great success as the ScaleGuard family continues to perform admirably.

Since the introduction of the ScaleGuard line of physical water treatment products, Megola has identified the need for a more comprehensive approach to environmentally-friendly water treatment. Now, five years later, Megola has obtained rights to market and distribute technologically advanced products for the industrial, commercial, residential and agricultural markets.

Also, new technology brings new opportunities and Megola has further expanded into the development and distribution of air purification products for indoor air quality enhancement and odor control. In addition to our Physical Water Treatment Division and Air Purification Division, Megola Inc. has recently expanded to include Microbiological Control and WasteWater Treatment Divisions.

For the fiscal year ending July 31, 2005, we plan to focus on sales growth, increasing distribution channels, controlling expenses and reducing debt.

Current Results of Operations and Financial Status

Results of Operations

Our revenues are difficult to forecast and may vary significantly from quarter to quarter and year to year. In addition, our expense levels for each quarter are, to a significant extent, fixed in advance based upon our expectation as to the net revenues to be generated during that quarter. We therefore are generally unable to adjust spending in a timely manner to compensate for any unexpected shortfall in net revenues. Further, as a result of these factors, any delay in product introductions, whether due to internal delays or delays caused by third party difficulties, or any significant shortfall in demand in relation to our expectations, would have an almost immediate adverse impact on our operating results and on ability to maintain profitability in a quarter.

Comparison of the year ended July 31, 2005 with the year ended July 31, 2004

During the year ending July 31, 2005 our revenues increased from $222,294 for 2004 to $713,135 for the year ended July 31, 2005, an increase of 220.81% over the prior year. This increase is mainly because of increased sales we had with customers located in North America and continued sales throughout the world. We feel that with the working capital that will be provided, and from the higher number of contracts anticipated, sales will improve throughout the following year.

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard and other systems. Cost of sales as a percentage of revenues increased to 65.1% in the year ended July 31, 2005 to $464,179, as compared to $117,361 or 52.8% of revenue for the year ended July 31, 2004. The cost of sales percentage will fluctuate from quarter to quarter because absorbed overhead increases when volume is decreasing and because labor ratios are less than optimized in manufacturing processes when revenues are lower. As revenues increase, cost of goods sold as a percentage of revenue should become more and more favorable for us. The overall increase in the cost of sales during 2005 is directly attributable to the increase in revenues.

General and administrative (operating) expenses decreased to $898,084 during 2005 from $2,071,640 in 2004, a decrease of 56.65%, due primarily to the fact that merger expenses are now behind us. These costs were the major causes of increased General and Administrative costs in the 2004 year and will become more controlled, in relation to sales revenue as the company becomes well funded and revenues increase. Although our general and administrative expenses are, to a significant extent, fixed in advance, we are making efforts to adjust spending in relation to the expected net revenues. Megola issued 1,500,000 shares of common stock in return for various services rendered during the fiscal year. The value assigned to those shares is based on the market price of the shares on various dates. Even though the service contracts specify an amount per share when issued, we must value them in the financial statements at the stock's trading value on the appropriate dates. When adding these values to the costs of the services, we end up with approximately $557,400 of G&A expenses that appear on the P&L Statement. Without these expenses, the company's net loss wouldn't appear to be as large.

Our depreciation for the year ended July 31, 2005 vs. the year ended July 31, 2004 decreased 30.82% from $9,714 to $6,720 because various items have fully depreciated.

Interest expense increased in 2005 to $293,581 from $245,134 in 2004, due to interest expense incurred at the time of the reverse merger, interest accrued on unpaid loan/note balances as well there were conversion features included on agreement notes that had to be discounted resulting in additional interest expense of $272,656. These combined factors resulted in the substantial increase in interest expense for this fiscal year and are not expected to be recurring items.

Net Income (Loss)

For the reasons outlined above, we realized a net loss of $968,121 for the year ended July 31, 2005 as compared to a net loss of $2,236,297 for the year ended July 31, 2004, a decrease of 56.71%.

                                                     2005              2004
                                                 ------------      ------------

REVENUE                                          $    713,135      $    222,294
                                                 ------------      ------------

COST OF SALES                                         464,179           117,361
SELLING                                                 7,592            14,742
GENERAL AND ADMINISTRATIVE                            898,084         2,071,640
DEPRECIATION                                            6,720             9,714
INTEREST                                              293,581           245,134
AMORTIZATION                                           11,100                --
                                                 ------------      ------------

     Total Expenses                                 1,681,256         2,458,591
                                                 ------------      ------------

NET LOSS                                         $   (968,121)     $ (2,236,297)
                                                 ============      ============

Basic and diluted loss per share                 $      (0.03)     $      (0.11)

Weighted average shares outstanding                32,368,754        21,226,443

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2005 was $17,183 and $441 at July 31, 2004. However, our accounts receivable increased from $55,983 at July 31, 2004 to $397,430 at July 31, 2005 or 609.91%. Our inventory increased for the same period from $56,522 to $82,203 or 45.44%; a sign of both increased available working capital from operations and an increase of available assets for operations. Assuming we collect all receivables and convert our inventory into sales, we believe that we can continue operations for approximately 9 months. Thereafter, we will need to generate further operating revenues or secure other funding on or before March 2006 in the amount of $250,000 to remain operational until July 31, 2006.

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

In connection with the reverse merger, we issued two promissory notes to a director and a shareholder, each in the amount of $100,000 (the "Notes"), bearing interest at the rate of 6% simple interest per annum. The Notes shall be paid in full, all principal and accrued interest, on or before November 30, 2004. One note was converted by Nevada Fund in November 2004 in exchange for the issuance of 1,000,000 shares of common stock. Mr Rotondi holds the other note and has advised us that he will only require payments if cash flow is available. In addition to standard language, the Notes have the following terms and conditions:

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

No customers accounted for 100 percent of 2005 and 2004 sales. No vendors accounted for 100 percent of fiscal 2005 and 2004 cost of sales. (The standard for disclosure is 10% instead of 100%. If there were any customers that accounted for more than 10% of sales or vendors that accounted for more than 10% of COGS, this should be disclosed in the MD&A and footnotes.) Megola's initial office lease expired September 30, 2005. After that date the landlord has agreed to a month to month basis. Minimum lease payments of $1,431 are due in the year ended July 31, 2006.

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

PART II - ITEM 7. FINANCIAL STATEMENTS

The following documents (pages 11-18) form part of the report on the Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm                     11

Balance Sheets                                                              12

Statements of Operations                                                    13

Statement of Stockholders' Deficit                                          14

Statement of Cash Flows                                                     15

Footnotes                                                                   16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  Megola, Inc.
  Corunna, Ontario, Canada

We have audited the accompanying balance sheet of Megola, Inc. as of July 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of Megola's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megola, Inc. as of July 31, 2005 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Megola, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Megola has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 17, 2005

                                  MEGOLA, INC.
                                  BALANCE SHEET
                             July 31, 2005 and 2004

ASSETS                                                                       2005             2004
                                                                         -----------      -----------
Current Assets
     Cash                                                                $    17,183      $       441
     Accounts Receivable-Trade                                               397,430           55,983
     Inventory                                                                82,203           56,522
     Deposits                                                                143,492               --
                                                                         -----------      -----------
     Other                                                                    11,762            9,343
                                                                         -----------      -----------
          Total Current Assets                                               122,289
                                                                                              652,070
                                                                         -----------      -----------

Property and Equipment, Net of Accumulated Depreciation of
       $37,653 and $28,124 in 2005 and 2004                                   29,311           18,652
Intangible Assets Net of Accumulated Amortization of $11,100 in 2005          99,900               --

TOTAL ASSETS                                                             $   781,281      $   140,941
                                                                         ===========      ===========

     LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

     Bank Overdraft                                                      $    34,374      $    33,585
     Notes Payable                                                             1,302           33,811
     Accounts Payable-Trade                                                  344,456           28,725
     Accrued Interest                                                         18,248           16,375
     Accrued Expenses                                                         34,007           35,549
     Loans From Investors                                                    100,000          200,000
                                                                         -----------      -----------
          Total Current Liabilities                                          348,045
                                                                                              532,387

Note Payable - net of current portion                                             --            1,179
                                                                         -----------      -----------

TOTAL LIABILITIES                                                            532,387          349,224
                                                                         -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, No Par Value 50,000,000 Shares
     Authorized, 35,017,429 Shares Issued and Outstanding                  3,298,725        1,876,359
Paid In Capital                                                              500,000          387,500
Accumulated Deficit                                                       (3,478,258)      (2,510,137)
Other Comprehensive Income:
    Equity Adjustment on Foreign Currency Translation                        (71,573)          37,995
                                                                         -----------      -----------

                  Total Stockholders' Equity (Deficit)                       248,894         (208,283)
                                                                         -----------      -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $   781,281      $   140,941
                                                                         ===========      ===========

The accompanying footnotes are an integral part of the financial statements.

                                  MEGOLA, INC.
                            STATEMENTS OF OPERATIONS
                       Years Ended July 31, 2005 and 2004

                                                   2005                 2004
                                               ------------        ------------

REVENUE                                        $    713,135        $    222,294
                                               ------------        ------------

COST OF SALES                                       464,179             117,361

SELLING                                               7,592              14,742

GENERAL AND ADMINISTRATIVE                          898,084           2,071,640

DEPRECIATION                                          6,720               9,714

INTEREST                                            293,581             245,134

AMORTIZATION                                         11,100                  --
                                               ------------        ------------

         Total Expenses                           1,681,256           2,458,591
                                               ------------        ------------

NET LOSS                                       $   (968,121)       $ (2,236,297)
                                               ============        ============

Basic and diluted loss per share               $      (0.03)       $      (0.11)

Weighted average shares outstanding              32,368,754          21,226,443

The accompanying footnotes are an integral part of the financial statements.

                                  MEGOLA, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JULY 31, 2005 and 2004

                                      Common Stock
                             ----------------------------
                                                               Other        Additional
                                                           Comprehensive      Paid In      Accumulated
                                 Shares         Amount     Income (Loss)      Capital        Deficit         Totals
                             -------------  -------------  -------------   -------------  -------------   -------------
Balances, July 31, 2003         13,389,591  $     236,242  $      (3,405)  $          --  $    (273,840)  $     (41,003)

Stock Exchanged at Merger        7,089,002             --             --              --             --              --

Stock for Debt                   4,035,957        400,117             --              --             --         400,117

Stock Issued For Services        3,300,000      1,240,000             --              --             --       1,240,000

Discount on Notes Payable               --             --             --         387,500             --         387,500

Net Loss                                --             --             --              --     (2,236,297)     (2,236,297)

Foreign Currency                        --             --         41,400              --             --          41,400
                             -------------  -------------  -------------   -------------  -------------   -------------

Balances, July 31, 2004         27,814,550  $   1,876,359  $      37,995   $     387,500  $  (2,510,137)  $    (208,283)
                             =============  =============  =============   =============  =============   =============

Stock Issued for Services        1,500,000        557,400             --              --             --         557,400

Discount on Notes Payable               --             --             --         112,500             --         112,500

Stock for Debt                   5,052,879        403,966             --              --             --         403,966

Stock for Intangible Assets        300,000        111,000             --              --             --         111,000

Stock for Cash                     350,000        350,000             --              --             --         350,000

Net Loss                                --             --             --              --       (968,121)       (968,121)

Foreign Currency                        --             --       (109,568)             --             --        (109,568)
                             -------------  -------------  -------------   -------------  -------------   -------------

Balances, July 31, 2005         35,017,429  $   3,298,725  $     (71,573)  $     500,000  $  (3,478,258)  $     248,894
                             =============  =============  =============   =============  =============   =============

The accompanying footnotes are an integral part of the financial statements.

                                               MEGOLA, INC.
                                         STATEMENTS OF CASH FLOWS
                                    Years Ended July 31, 2005 and 2004

                                                                            2005             2004
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                           $  (968,121)     $(2,236,297)
     Adjustments to Reconcile Net Loss
         to Net Cash Used in Operating Activities:
           Impairment of cost of public shell                                    --          448,031
           Shares issued for services                                       552,300        1,240,000
           Depreciation & Amortization                                       17,820            9,714
           Amortization of Beneficial Conversion Feature                    272,656               --
           Discount on notes                                                     --          227,344
         Changes in:
           Accounts Receivable                                             (341,447)         (42,164)
           Inventory                                                         (9,681)         (13,232)

           Deposit on Reverse Acquisition                                        --               --
           Other Current Assets                                              (2,419)          (6,431)
                 Bank Overdraft                                                 789            1,396
           Accounts Payable                                                 320,831           26,650
           Accrued Expenses                                                   4,297           21,193
                                                                        -----------      -----------
                Net Cash Used in Operating Activities                      (323,796)
                                                                                            (152,975)
                                                                        -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
     Deposit for Anticipated Merger                                        (143,492)              --
     -Deposit made toward cost of public shell                                   --          (51,465)
     Purchase of fixed assets                                                (2,506)         (20,008)
                                                                        -----------      -----------
                Net Cash Used in Investing Activities                      (145,998)         (71,473)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Notes Payable                                            112,500          386,280
     Payments on Notes Payable                                               (6,344)         (41,244)
     Loans From Investors                                                        --               --
     Proceeds from Sale of Preferred Stock                                       --               --
     Proceeds from Sale of Common Stock                                     350,000               --
     Payments on Installment Note Payable                                        --               --
                                                                        -----------      -----------
                Net Cash Provided by Financing Activities                   456,156          345,036
                                                                        -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (140,441)          47,713
                                                                        -----------      -----------

NET INCREASE IN CASH                                                         16,742           (2,520)

BEGINNING CASH BALANCE                                                          441            2,961
                                                                        -----------      -----------

ENDING CASH BALANCE                                                     $    17,183      $       441
                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURES:
     Cash Paid For:
         Interest                                                       $       415      $    10,367

     Non-cash Transactions:
         Debt exchange for shares of common stock (5,052,879 and
           4,035,956 shares in 2005 and 2004)                           $   403,966      $   400,117
         Common stock issued for services                               $   557,400      $ 1,240,000
         Purchase of Intangible Assets for 300,000 shares of common
           stock                                                        $   111,000      $        --

The accompanying footnotes are an integral part of the financial statements.

                                               MEGOLA, INC.

                                       NOTES TO FINANCIAL STATEMENTS
                                               July 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Megola, Inc. was incorporated in Ontario, Canada on August 28, 2000 as a Corporation No. 1375595. It was renamed Megola, Inc. on December 21, 2001. Megola was formed to sell physical water treatment devices to commercial end-users in both the United States and Canada under a license granted by the German manufacturer, Megola GmbH. Initial operation and sales began in October 2000. On October 21, 2004, Megola entered into an agreement to acquire Megola GmbH by purchasing all of its outstanding shares for cash. As of July 31, 2005, Megola had deposited $143,492 with Megola GmbH,

Estimates

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Revenue Recognition

Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon delivery of the finished products. For 2005 and 2004, there were no refunds or warranty claims.

In the case of exclusive agreements with distributors, finished goods are shipped directly FOB manufacturer/point of assembly. Megola offers no independent warranty and refers any warranty claims to the manufacturer for products it sells. Therefore, Megola recognizes revenue under these agreements when the goods are shipped.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on credit experience. Megola had no bad debts for fiscal 2005 and 2004 respectively. As of July 31, 2005, a $ -0- allowance is provided.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Impairment losses are recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to generate by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

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

Stock-Based Compensation

Megola periodically issues shares of common stock to officers, directors and non-employees in exchange for services provided. The value of the shares is equal to the quoted market price on either the date an agreement to issue the shares is executed or the date the Board of Directors approves the issuance. Megola records the value of the shares in the statement of operations as a general and administrative expense.

Megola accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method Megola recognizes no compensation expense for stock options granted when the number of underlying share is known and exercise price to the option is greater than or equal to the fair market value of the stock on the date of grant. Megola accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method. There are no options or warrants outstanding as of July 31, 2005.

Earnings Per share

Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. As of June 30, 2005, the Company has not issued any options to employees. The Company will adopt SFAS No. 123R as of January 1, 2006, the beginning of its third interim reporting period. The impact of the adoption of SFAS No. 123R on the financial statements of the Company during fiscal year 2006 will depend largely on the number of grants, if any, that are made to employees.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Megola incurred recurring net losses chargeable to common shareholders of $968,121 and $2,236,297 in fiscal 2005 and 2004, respectively, and has an accumulated deficit of $3,478,258 as of July 31, 2005. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

Megola purchased a used car from an auto dealer on October 30, 2002. The dealer financed the purchase in 36 equal monthly installments of $539, including interest at 8.45% APR. As of July 31, 2005, $1,594 was due in fiscal 2006.

On April 19, 2004 Megola signed a convertible promissory note, with Premium Financial, Inc. for $150,000. The note bears interest at 8% per annum and were due May 1, 2006. As of July 31, 2004, $37,500 was due on this note. On August 23, 2004 lender exercised its option (with Megola's consent) to convert the balance due (including interest) into common stock of Megola, Inc.

On April 19, 2004, Megola signed a convertible promissory note with Avercap for $150,000. This note bears interest at 8% per annum and was due May 1, 2006. As of July 31, 2004 $150,000 was due on this note. On August 23, 2004 the lender exercised its option (with Megola's consent) to convert the balance due (including interest) into common stock of Megola, Inc.

NOTE 4 - INCOME TAXES

Income taxes are not due since Megola has had losses since inception. Since inception, Megola has had about $3,478,258 in the U.S. dollar value of Canadian net operating losses, which expire in Canada in Fiscal 2014. (Is this correct? Will the carryforwards expire over multiple years depending on the period in which they were generated?)

The components of deferred taxes are as follows:

      Deferred tax assets
      Net operating loss carryforwards                          $ 834,782
      Less:  valuation allowance                                 (834,782)
                                                                ---------

      Current net deferred tax assets                           $      --
                                                                =========

NOTE 5 - COMMITMENTS

Megola currently has two office leases on adjacent properties. They expire September 30, 2005 and December 31, 2008 respectively. Minimum lease payments are due as follows:

                                                         #1                 #2
                                                       -------           -------
Year Ended July 31, 2006                               $ 1,431           $16,776
Year Ended July 31, 2007                                    --           $16,776
Year Ended July 31, 2008                                    --           $16,776
Year Ended July 31, 2009                                    --           $ 6,990
                                                       -------           -------
Total                                                  $ 1,431           $57,318

NOTE 6 - COMMON STOCK

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

On February 9, 2005, Megola issued 300,000 shares of common stock for intangible assets. See note 8 for more details.

On June 8, 2005, Megola issued 240,000 shares of common stock to a firm to provide investor relations services. The shares were valued at $60,000.

NOTE 7 - SEGMENT REPORTING

Megola sells in the U.S. and China, and has two reportable geographic segments, with summary information as follows:

                                  U.S.         International          Total
                             -------------     -------------      -------------

Year Ended July 31, 2005

     Revenues                $     653,735     $      59,400      $     713,135

     Pretax Loss                  (333,056)    $    (635,065)     $    (968,121)

     Depreciation            $          --     $       6,720      $       6,720

     Interest Expense        $          --     $     293,581      $     293,581

     Total Assets            $     781,281     $     781,281

                                  U.S.         International          Total
                             -------------     -------------      -------------

Year Ended July 31, 2004

     Revenues                $      39,025     $     183,269      $     222,294

     Pretax Loss             $     147,879     $  (2,384,176)     $  (2,236,297)

     Depreciation            $          --     $       9,714      $       9,714

     Interest Expense        $          --     $     245,134      $     245,134

     Total Assets            $          --     $     140,941      $     140,941

NOTE 8 - INTANGIBLE ASSETS

On February 9, 2005 Megola purchased software programs, manufacturing rights, and UV water systems and UV air system technologies from UV Innovations, Inc., a company located in Ontario, Canada for 300,000 shares of Megola's common stock. The value of the stock issued was $111,000, which has been recorded on the balance sheet as an intangible asset and is being amortized on a straight-line basis over 5 years. Megola guaranteed on the twelve month anniversary of the agreement that the stock given will have a value of no less then $200,000. If there is a difference, Megola will pay the amount to UV Innovations, Inc. in cash and record it as an increase in the carrying value of the intangible asset to be amortized over the remaining useful life. On the twelve month anniversary, Megola will also have the option to buy back the stock for the lower of the market price or $4 per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

In connection with the reverse merger with SuperiorClean Inc., Megola issued a $100,000 promissory note to one of its officers that matured on November 30, 2004. Megola has not repaid this note as of July 31, 2005, and the officer has indicated that he will not require any payments until there is cash flow available. The principal balance continues to accrue interest at a rate of 6% per year.

PART II - ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART III - ITEM 8A. CONTROLS AND PROCEDURES

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

PART II - ITEM 8B. OTHER INFORMATION

None--Not Applicable

PART III

PART III - ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name                       Age              Position
--------------------------------------------------------------------------------
Joel Gardner               38               Chief Executive Officer,
                                            Director, President

Don Greer                  70               COO, Director

Todd Clark                 43               Treasurer, Director

Aldo Rotondi               42               Director of Business Development
--------------------------------------------------------------------------------

Joel Gardner is a Director and Chief Executive Officer, who is a seasoned entrepreneur who knows a good idea when he sees it. He has built his career developing great ideas and seeking out industry-changing solutions that hold tremendous, unrealized potential and then taking them to market.

Joel started out his career as a professional hockey player, going straight from university hockey - he received a BA from Colgate University, where he studied Education and Geology - to playing for ten years in Canada, USA and Europe. In 1995, he started and served as President of CartAds, a company that put advertisements on shopping carts. Then in 1997, he applied the expertise he acquired with CartAds at another marketing venture, COA, which sold advertising on outdoor benches. Also, in his time off the ice the following year, he invented and produced a golf rules trivia game, which is still being sold in pro shops. That same year, he utilized the contacts he made and the reputation he had built while in Germany to become Vice President and a partner in Aqua-Cristall Limited, a physical water treatment company. Aqua-Cristall became the first distributor of the ScaleGuard product line.

In 2000, Joel formed Megola, Inc. to distribute the ScaleGuard products as well as a number of other air and water treatment solutions throughout North America. As President and CEO, he has led the company's growth and expansion into several divisions over the past four years. Under his leadership, Megola has secured the distribution rights to a number of other product lines and proprietary technologies, grown its client base.

Don Greer, is a Director and Chief Operating Officer, Don Greer was added to the management team in the summer of 2004. In the role of Chief Operating Officer, Mr. Greer brings over 35 years of upper level business experience to the team at Megola. Utilizing his vast technical, sales and marketing experience in the industrial sector, Don is responsible for the development and implementation of business plans and strategies, and personally oversees resource management, revenue models and budgeting.

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

Aldo Rotondi, Director of Business Development. Mr. Rotondi currently offers his management services to the Company by assisting the company with financing strategies and expansion opportunities. He will be supporting Megola Inc. in the deployment of the Megola ScaleGuard systems by increasing active distributorships and seeking active distribution alliances to increase Megola's sales. Aldo Rotondi began his business career in 1986 with his private Architectural Design/Build company; Rotondi Design & Associates. For 6 years with his design team, he was involved in all aspects of development from commercial developments in the US and Canada, including the redevelopment of a motel and its conversion into a new Super 8 Motel franchise. Mr. Rotondi was a partner in the development of Super 8 Motels in Eastern Canada with CF Hospitality, Inc., where he served as Vice President of Development. CF owned the franchise rights to the Super 8 Motel Chain for Eastern Canada and Rotondi assisted in growing the chain from two to twenty-five properties in Eastern Canada, of which, 9 properties were corporately owned by CF Hospitality before the company was sold in 1997 to Westmont Hospitality.

Mr. Rotondi then joined Royop Properties Corporation, a startup development company that Aldo assisted in acquiring the Canadian franchise rights for the Super 8 Motel chain. Royop also developed Wingate Inns. Royop was publicly traded on the Toronto Stock Exchange. By working with together with Cendant Corporation (NYSE:CD), Royop expanded its Super 8 Franchise base from 28 properties to over 60 franchised properties. Mr. Rotondi oversaw Super 8 Franchise Developments for Royop Properties. Mr. Rotondi later left Royop Corporation to focus on his business ventures with Airam Capital Group, Inc., a company that he founded and acts as president. Royop was later acquired by H&R REIT and at the time of the sale to H&R, Royop's assets exceeded $150 Million. Airam Capital is in the business of seeking out private business opportunities that may be better served as public companies. As principal for various public companies, he seeks out mergers with private companies that will enhance shareholder value.

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

PART III - ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended July 31, 2005 by our Chief Executive Officer. No other executive officers received aggregate compensation during our last fiscal year that exceeded, or would exceed on an annualized basis, $100,000.

EXECUTIVE COMPENSATION

      Particulars of compensation awarded to, earned by or paid to:

      (a) Our company's Chief Executive Officer (the "CEO") received an annual salary of $84,500 Cdn.;

      (b) Don Greer, our Chief Operating Officer, works two days per week and receives a salary of $400.00 Cdn per day;

      (c) Aldo Rotondi, Director, will receive common stock in lieu of salary; to be determined at end of calendar year 2005

      Each member of the Advisory Board received 10,000 shares of common stock in lieu of salary.

Employment Contracts or Arrangements

We do not have employment agreements. We have no agreements to pay any of our officers any compensation and none of our officers, except as set forth above, has been paid any compensation in 2005.

Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors; however, Don Greer received 15,000 common shares for services as director. Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings.

Advisory Board

Megola Inc. has formed an Advisory Board that consist of individuals that it believes to be an important group of people that will play an integral role in assisting Megola in the overall growth of the company. The Company will turn, from time to time, to its Advisory Board for direction and advice on certain business matters of the company. Megola compensated these individuals 10,000 common shares.

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

--------------------------------------------------------------------------------
                                     Amount and Nature of        Percentage
Name of Beneficial Owner             Beneficial Ownership        of Class(1)
--------------------------------------------------------------------------------

Joel Gardner                                3,378,297(2)             9.6%
Airam Capital Group (3)                     1,875,000                5.3%
John Gardner                                1,167,297(2)             3.3%
Todd Clark                                  2,046,204                5.8%
Mike Banovsky                               1,167,297                3.3%
Scott Kelvin                                1,441,956                4.1%
Vince Lally                                 1,510,621                4.3%
Total                                      12,586,672               35.7%
--------------------------------------------------------------------------------

(1) Based on 35,017,429 shares of common stock issued and outstanding as of July 31, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) John Gardner is Joel Gardner's father.

(3) Aldo Rotondi is sole owner of Airam Capital Group, Inc.

PART III - ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None. - Not Applicable.

PART III - ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
Form: 8-K  Filing Date: 10/19/2004
Form: 8-K  Filing Date: 11/23/2004
Form: 8-K  Filing Date: 12/14/2004
Form: 8-K  Filing Date: 12/14/2004
Form: 8-K  Filing Date: 3/10/2005
Form: 8-K  Filing Date: 3/25/2005
Form: 8-K  Filing Date: 7/5/2005

PART III - ITEM 14. FEES FOR ACCOUNTING SERVICES

We paid Malone & Bailey, PC fees for auditing services of $15,740 during fiscal 2005. There were no non-audit fees.

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

                  Megola Inc.
         ------------------------------
                  (Registrant)

     Signature                   Title                            Date
   ------------             ---------------                    ----------

/s/ Joel Gardner           Chief Executive Officer           October 28, 2005
--------------------        and Director
Joel Gardner

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                            Date
   ------------             ---------------                    ----------

/s/ Joel Gardner           Chief Executive Officer           October 28, 2005
--------------------       and Director
Joel Gardner


/s/ Todd Clark             Director                          October 28, 2005
----------------------
Todd Clark