Form 10KSB/A
period 2005-07-31
MEGOLA INC
filed 2005-11-02
CIK 1144392

ANNUAL REPORT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the Fiscal Year Ended July 31, 2005

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the Transition Period____________ to_____________.

                        Commission File Number 000-49816

                                   MEGOLA INC.
            ---------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                          88-0492605
          -----------                                     ----------------
  (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                      identification number)

446 Lyndock St., Suite 102                                     N0N 1G0
Corunna, ON, Canada
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

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

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [ X]

PART I                                                                .........1

ITEM 1.  DESCRIPTION OF BUSINESS                                      .........1

ITEM 2.  DESCRIPTION OF PROPERTY.                                     .........5

ITEM 3.  LEGAL PROCEEDINGS                                            .........6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          .........6

PART II.                                                              .........6

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS     .........6

ITEM 6.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION                  .........9

ITEM 7.  FINANCIAL STATEMENTS                                         ........13

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT                ........14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                          ........23

ITEM 8A. CONTROLS AND PROCEDURES                                      ........23

ITEM 8B. OTHER INFORMATION                                            ........23

PART III                                                              ........23

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT            ........23

ITEM 10. EXECUTIVE COMPENSATION                                       ........25

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS........26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               ........27

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             ........27

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                       ........27

SIGNATURES                                                            ........27

CERTIFICATION                                                         ....28, 29

PART I - ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Megola Inc. is committed to solving environmental problems without the use of harsh chemicals that, in the long run, can have deleterious effects on company budgets and our environment. Megola Inc. is the exclusive worldwide distributor for Megola GmbH, a German company that designs and manufactures the ScaleGuard series of physical water treatment equipment. Megola Inc. has created a distribution network throughout the world.

Since the introduction of the ScaleGuard line of physical water treatment products, Megola has identified the need for a more comprehensive approach to environmentally-friendly water treatment. Now, five years later, Megola has obtained rights to market and distribute technologically advanced products for the industrial, commercial, residential and agricultural markets.

Also, new technology brings new opportunities and Megola has further expanded into the development and distribution of air purification products for indoor air quality enhancement and odor control. In addition to our Physical Water Treatment Division has recently expanded to include Air Purification, Microbiological Control and WasteWater Treatment products.

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

For the fiscal year ending July 31, 2006, we plan to focus on sales growth, increasing distribution channels, controlling expenses and reducing debt. Dependent on our ability to raise further capital to implement the above, our plans may have to be modified or curtailed, possibly to the extent of not being able to be carried out as to part or all of such plans. We may also consider any business opportunity that may involve a future acquisition with a private entity having an operating business, which may be providing opportunities, products or services in a same service sector.

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

In consideration of granting BuyMax LLC exclusive resale rights to Megola's residential ScaleGuard devices, BuyMax LLC had to comply with a Minimum Annual Resale Requirement. During each year that this Agreement is in effect, BuyMax's purchase of products to serve customers within the USA shall be greater than or equal to 1,000 Product Units. Each subsequent year this Agreement is in effect, BuyMax's purchase of products to serve customers within the USA shall be greater than or equal to 2,000 Product Units.(http://biz.yahoo.com/pz/050323/75027.html)

PRINCIPAL PRODUCTS AND SERVICES

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

Megola's scientists have invented a deceptively simple-looking box containing a computer-programmable chip that delivers low-voltage, high-frequency magnetic impulses that can alter the scale-forming properties of water. The company's revolutionary solution prevents new scale formation, while eliminating previous scale build-up.

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

PART II

PART II - ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            Market Price Information

      QUARTER END             HIGH                   LOW
      --------------   -------------------   -------------------
                       (Price per Share $)   (Price per Share $)
      July 31,'05             .24                    .20
      April 30,'05            .40                    .33
      January 31,'05          .37                    .33
      October 31,'04          .34                    .32
      July 31,'04             .53                    .45
      April 30.'04
      January 31,'04          .
      October 31,'03
      July 31,'03             .


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

Unregistered sales of common stock

Megola has issued 9,965,000 unregistered shares as of Nov 26, 2003.

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

PART II - ITEM 6. MANAGEMENT DISCUSSION & PLAN OF OPERATION

Overview

Megola Inc. is committed to solving environmental problems without the use of harsh chemicals that, in the long run, can have deleterious effects on company budgets and our environment. Megola Inc. is the exclusive worldwide distributor for Megola GmbH, a German company that designs and manufactures the ScaleGuard series of physical water treatment equipment. Megola Inc. has created a distribution network throughout the world.

Since the introduction of the ScaleGuard line of physical water treatment products, Megola has identified the need for a more comprehensive approach to environmentally-friendly water treatment. Now, five years later, Megola has obtained rights to market and distribute technologically advanced products for the industrial, commercial, residential and agricultural markets.

Also, new technology brings new opportunities and Megola has further expanded into the development and distribution of air purification products for indoor air quality enhancement and odor control. In addition to our Physical Water Treatment Division and Air Purification Division, Megola Inc. has recently expanded to include Microbiological Control and WasteWater Treatment products.

For the fiscal year ending July 31, 2006, we plan to focus on sales growth, increasing distribution channels, controlling expenses and reducing debt.

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

General and administrative (operating) expenses decreased to $898,084 during 2005 from $2,071,640 in 2004, a decrease of 56.65%, due primarily to the fact that merger expenses are now behind us. These costs were the major causes of increased General and Administrative costs in the 2004 year. Although our general and administrative expenses are, to a significant extent, fixed in advance, we are making efforts to adjust spending in relation to the expected net revenues. Megola issued 1,500,000 shares of common stock in return for various services rendered during the fiscal year. The value assigned to those shares is based on the market price of the shares on various dates. Even though the service contracts specify an amount per share when issued, we must value them in the financial statements at the stock's trading value on the appropriate dates. When adding these values to the costs of the services, we end up with approximately $557,400 of G&A expenses that appear on the P&L Statement. Without these expenses, the company's net loss wouldn't appear to be as large.

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

One customer accounted for 68 percent of sales in 2005. One customer accounted for 65 percent of sales in 2004. One vendor accounted for 84 percent of cost of goods sold in 2005. One customer accounted for 84 percent of cost of goods sold in 2004.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that here is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we are currently operating at a substantial loss, an investor cannot determine if we will ever become profitable.

PART II - ITEM 7. FINANCIAL STATEMENTS

The following documents (pages 11-18) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm                       14

Balance Sheets                                                                15

Statements of Operations                                                      16

Statement of Stockholders' Equity (Deficit)                                   17

Statement of Cash Flows                                                       18

Notes to Financial Statements                                                 19

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megola, Inc. as of July 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 17, 2005

                                  MEGOLA, INC.
                                  BALANCE SHEET
                             July 31, 2005 and 2004

ASSETS                                                           2005           2004
                                                             -----------    -----------
Current Assets

  Cash                                                       $    17,183    $       441
  Accounts Receivable-Trade                                      397,430         55,983
  Inventory                                                       82,203         56,522
  Deposits                                                       143,492             --
                                                             -----------    -----------
  Other                                                           11,762          9,343
                                                             -----------    -----------
      Total Current Assets                                       652,070        122,289
                                                             -----------    -----------

Property and Equipment, Net of Accumulated Depreciation of
  $37,653 and $28,124 in 2005 and 2004                            29,311         18,652
Intangible Assets Net of Accumulated Amortization of
  $11,100 in 2005                                                 99,900             --

TOTAL ASSETS                                                 $   781,281    $   140,941
                                                             ===========    ===========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

  Bank Overdraft                                             $    34,374    $    33,585
  Notes Payable                                                    1,302         33,811
  Accounts Payable-Trade                                         344,456         28,725
  Accrued Interest                                                18,248         16,375
  Accrued Expenses                                                34,007         35,549
  Loans From Investors                                           100,000        200,000
                                                             -----------    -----------
      Total Current Liabilities                                  532,387        348,045

Note Payable - net of current portion                                 --          1,179
                                                             -----------    -----------

TOTAL LIABILITIES                                                532,387        349,224
                                                             -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock, No Par Value 50,000,000 Shares
    Authorized, 35,017,429 Shares Issued and Outstanding       3,298,725      1,876,359
  Paid In Capital                                                500,000        387,500
  Accumulated Deficit                                         (3,478,258)    (2,510,137)
  Other Comprehensive Income:
    Equity Adjustment on Foreign Currency Translation
                                                                 (71,573)        37,995
                                                             -----------    -----------

      Total Stockholders' Equity (Deficit)                       248,894       (208,283)
                                                             -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $   781,281    $   140,941
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

                                  MEGOLA, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JULY 31, 2005 and 2004

                                     Common Stock
                              -------------------------
                                                              Other        Additional
                                                          Comprehensive      Paid In     Accumulated
                                Shares        Amount      Income (Loss)      Capital       Deficit        Totals
                              -----------   -----------   -------------    -----------   -----------    -----------
Balances, July 31, 2003        13,389,591   $   236,242   $      (3,405)   $        --   $  (273,840)   $   (41,003)

Stock Exchanged at Merger       7,089,002            --              --             --            --             --

Stock for Debt                  4,035,957       400,117              --             --            --        400,117

Stock Issued For Services       3,300,000     1,240,000              --             --            --      1,240,000

Discount on Notes Payable              --            --              --        387,500            --        387,500

Net Loss                               --            --              --             --    (2,236,297)    (2,236,297)

Foreign Currency                       --            --          41,400             --            --         41,400
                              -----------   -----------   -------------    -----------   -----------    -----------
Comprehensive Loss                                                                                       (2,194,897)



Balances, July 31, 2004        27,814,550   $ 1,876,359   $      37,995    $   387,500   $(2,510,137)   $  (208,283)
                              ===========   ===========   =============    ===========   ===========    ===========



Stock Issued for Services       1,500,000       557,400              --             --            --        557,400

Discount on Notes Payable              --            --              --        112,500            --        112,500

Stock for Debt                  5,052,879       403,966              --             --            --        403,966

Stock for Intangible Assets       300,000       111,000              --             --            --        111,000

Stock for Cash                    350,000       350,000              --             --            --        350,000

Net Loss                               --            --              --             --      (968,121)      (968,121)

Foreign Currency                       --            --        (109,568)            --            --       (109,568)
                              -----------   -----------   -------------    -----------   -----------    -----------
Comprehensive Loss                                                                                       (1,077,689)


Balances, July 31, 2005        35,017,429   $ 3,298,725   $     (71,573)   $   500,000   $(3,478,258)   $   248,894
                              ===========   ===========   =============    ===========   ===========    ===========

The accompanying footnotes are an integral part of the financial statements.

                                  MEGOLA, INC.
                            STATEMENTS OF CASH FLOWS
                       Years Ended July 31, 2005 and 2004

                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                           $  (968,121)   $(2,236,297)
  Adjustments to Reconcile Net Loss
    to Net Cash Used in Operating Activities:
      Impairment of cost of public shell                      --        448,031
      Shares issued for services                         557,400      1,240,000
      Depreciation & Amortization                         17,820          9,714
      Amortization of Beneficial Conversion Feature      272,656             --
      Discount on notes                                       --        227,344
    Changes in:
      Accounts Receivable                               (341,447)       (42,164)
      Inventory                                           (9,681)       (13,232)
      Deposit on Reverse Acquisition                          --             --
      Other Current Assets                                (2,419)        (6,431)
      Bank Overdraft                                         789          1,396
      Accounts Payable                                   315,731         26,650
      Accrued Expenses                                     4,297         21,193
                                                     -----------    -----------
          Net Cash Used in Operating Activities         (152,975)      (323,796)
                                                     -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Deposit for Anticipated Merger                        (143,492)            --
  -Deposit made toward cost of public shell                   --        (51,465)
  Purchase of fixed assets                                (2,506)       (20,008)
                                                     -----------    -----------
          Net Cash Used in Investing Activities         (145,998)       (71,473)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Notes Payable                            112,500        386,280
  Payments on Notes Payable                               (6,344)       (41,244)
  Loans From Investors                                        --             --
  Proceeds from Sale of Preferred Stock                       --             --
  Proceeds from Sale of Common Stock                     350,000             --
  Payments on Installment Note Payable                        --             --
                                                     -----------    -----------
          Net Cash Provided by Financing Activities      456,156        345,036
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (140,441)        47,713
                                                     -----------    -----------

NET INCREASE IN CASH                                      16,742         (2,520)

BEGINNING CASH BALANCE                                       441          2,961
                                                     -----------    -----------

ENDING CASH BALANCE                                  $    17,183    $       441
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES:
  Cash Paid For:
      Interest                                       $       415    $    10,367

  Non-cash Transactions:
      Debt exchange for shares of common stock
        (5,052,879 and 4,035,956 shares in 2005
        and 2004)                                    $   403,966    $   400,117
      Purchase of Intangible Assets for 300,000
        shares of common stock                       $   111,000    $        --

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided based on credit experience. Megola had no bad debts for fiscal 2005 and 2004 respectively. As of July 31, 2005, a $-0- allowance is provided.

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

Impairment of Long-Lived Assets

Long-lived assets require the recognition of an impairment loss whenever it is indicated that an asset may be impaired and the future cash flows from that asset are less than the asset's carrying value. As of July 31, 2005, Megola has not recorded any impairments on its long-term assets.

Inventory

Inventory is recorded at the lower of cost or market value and determined by the specific identification method.

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

Megola accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method Megola recognizes no compensation expense for stock options granted when the number of underlying shares is known and the exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Megola accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method. There are no options or warrants outstanding to employees as of July 31, 2005.

Megola expenses the fair vlue of options and warrants issued to non-employees.

Earnings Per share

Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Megola incurred recurring net losses chargeable to common shareholders of $968,121 and $2,236,297 in fiscal 2005 and 2004, respectively, and has an accumulated deficit of $ 3,478,258 as of July 31, 2005. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

NOTE 3 - NOTES PAYABLE

Megola purchased a used car from an auto dealer on October 30, 2002. The dealer financed the purchase in 36 equal monthly installments of $539, including interest at 8.45% APR. As of July 31, 2005,the unpaid balance was $1302.

On April 19, 2004 Megola signed a convertible promissory note, with Premium Financial, Inc. and received proceeds of $37,500. On August 16,2004 Megola exercised its option to borrow an additional $112,500. The note bears interest at 8% per annum and was due May 1, 2006. On August 23, 2004 lender exercised its option (with Megola's consent) to convert the outstanding principal balance of $150,000 and the accrued interest into common stock of Megola, Inc.

On April 19, 2004, Megola signed a convertible promissory note with Avercap for $150,000. This note bears interest at 8% per annum and was due May 1, 2006. As of July 31, 2004 $150,000 was due on this note. On August 23, 2004 the lender exercised its option (with Megola's consent) to convert the outstanding principal and accured interest into common stock of Megola, Inc.

NOTE 4 - INCOME TAXES

Income taxes are not due since Megola has had losses since inception. Since inception, Megola has had about $1,682,118 in the U.S. dollar value of Canadian net operating losses for tax purposes, which expire in Canada in Fiscal years 2010 thru 2014.

The components of deferred taxes are as follows:

      Deferred tax assets
      Net operating loss carryforwards   $ 403,708
      Less: valuation allowance           (403,708)
                                         ---------

      Current net deferred tax assets    $      --
                                         =========

NOTE 5 - COMMITMENTS

Megola currently has two office leases on adjacent properties. They expire September 30, 2005 and December 31, 2008 respectively.

Minimum lease payments are due as follows:

                             #1       #2
                           ------   -------
Year Ended July 31, 2006   $1,431   $16,776
Year Ended July 31, 2007       --   $16,776
Year Ended July 31, 2008       --   $16,776
Year Ended July 31, 2009       --   $ 6,990
                           ------   -------
Total                      $1,431   $57,318


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

NOTE 7 - SEGMENT REPORTING

Megola sells in North America and China, and has two reportable geographic segments, with summary information as follows:

                             North
                            America     International       Total
                           ---------    -------------    -----------
Year Ended July 31, 2005

  Revenues                 $ 653,735    $      59,400    $   713,135

  Pretax Loss              $(333,056)   $    (635,065)   $  (968,121)

  Depreciation             $      --    $        6720    $      6720

  Interest Expense         $      --    $     293,581    $   293,581

  Total Assets                          $     781,281    $   781,281

                              North
                             America    International       Total
                           ---------    -------------    -----------
Year Ended July 31, 2004

  Revenues                 $  39,025    $     183,269    $   222,294

  Pretax Loss              $ 147,879    $  (2,384,176)   $(2,236,297)

  Depreciation             $      --    $        9714    $      9714

  Interest Expense         $      --    $     245,134    $   245,134

  Total Assets             $      --    $     140,941    $   140,941

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

NOTE 10-CONCENTRATIONS

During 2005, one customer accounted for 68% of sales, in addition one customer accounted for 65% of the sales for 2004. One vendor accounted for 84% of cost of goods for 2005 and one vendor accounted for 84% of cost of goods for 2004.

Note 11 - WARRANTS

The following table summarizes Megola's warrant transactions:

                                                                  Year Ended
                                                                July 31, 2005
                                                                -------------
Warrants outstanding,
  beginning of perio                                                       --
Warrants granted                                                      350,000
Warrants exercised                                                         --
Warrants outstanding,
  end of period                                                       350,000

As indicated in Note 6, the warrants were attached to 350,000 shares of common stock that were issued to three investors for $350,000 in cash. Since the fair value of the stock and warrants at the time of the issuance was less than the cash received from the investors, Megola did not record any expense for the warrants.

The exercise price for the warrants is $2.00, and they expire on February 1, 2007. The fair value of the warrants, as calculated by the Black-Scholes Model is approximately $52,000. The assumptions used to calculate the value are listed below:

Volatility:             137.14%.
Dividend Yield:              0%.
Risk-free Rate:           3.29%.

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

PART II - ITEM 8B. OTHER INFORMATION

None--Not Applicable

PART III

PART III - ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name           Age   Position
------------   ---   ------------------------
Joel Gardner    38   Chief Executive Officer,
                     Director, President

Don Greer       70   COO, Director

Todd Clark      43   Treasurer, Director


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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended July 31 2005 beneficial owners complied with Section 16(a) filing requirements applicable to them.

PART III - ITEM 10. EXECUTIVE COMPENSATION

The following sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended July 31, 2005 by our Chief Executive Officer; received $ 67,727 usd for fiscal year 2005. No other executive officers received aggregate compensation during our last fiscal year that exceeded, or would exceed on an annualized basis, $100,000.

EXECUTIVE COMPENSATION

      Particulars of compensation awarded to, earned by or paid to:

      (a) Our company's Chief Executive Officer (the "CEO") receives an annual salary of $67,727 usd.;

      (b) Don Greer, our Chief Operating Officer, works two days per week and receives a salary of $ 322.50 usd per day;

      Each member of the Advisory Board received 10,000 shares of common stock in lieu of salary.

Employment Contracts or Arrangements

We do not have employment agreements. We have no agreements to pay any of our officers any compensation, except as set forth above,

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

PART III - ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS

The following tables set forth the ownership, as of the fiscal year end, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of our company. The business address for all persons is 446 Lyndock St #102, Corunna, ON, Can., N0N1G0.

                           Amount and Nature of      Percentage
Name of Beneficial Owner   Beneficial Ownership      of Class(1)
------------------------   --------------------      -----------
Joel Gardner                          3,378,297(2)           9.6%
Airam Capital Group (3)               2,875,000              7.9%
Todd Clark                            2,046,204              5.8%
Don Greer                                15,000

All executive officers and directors as a group-3 persons have 5,439,501 shares or 15.4%

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

(2) Aldo Rotondi is sole owner of Airam Capital Group, Inc. His totals assume conversion of the promissory note.

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

                Megola Inc.
      ------------------------------
               (Registrant)

Signature          Title                     Date
----------------   -----------------------   ----------------
/s/ Joel Gardner   Chief Executive Officer   October 28, 2005
----------------   and Director
Joel Gardner

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature          Title                     Date
----------------   -----------------------   ----------------
/s/ Joel Gardner   Chief Executive Officer   October 28, 2005
----------------   and Director
Joel Gardner

/s/ Todd Clark     Director                  October 28, 2005
----------------
Todd Clark

                                                                  CERTIFICATIONS

      I, Joel Gardner, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Megola Inc;

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

      (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of July 31, 2004 ["Evaluation Date"]; and

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

Date: October 28, 2005

Joel Gardner
Chief Executive Officer
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Megola Inc. (the "Company") on Form 10-KSB for the year ending July 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel Gardner, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Joel Gardner
Chief Executive Officer
Chief Financial Officer

October 28, 2005