Form 10QSB
period 2005-10-31
MEGOLA INC
filed 2005-12-20
CIK 1144392

Msftedit 5.41.15.1507;                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2005
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


                                  MEGOLA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Nevada                                             88-0492605
 ----------------------------                            -------------------
 (STATE OR OTHER JURISDICTION                               (IRS EMPLOYER
             OF                                          INDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


SEC File Number:  000-49815


446 Lyndock St., Suite 102
         Corunna, ON                                           N0N 1G0
----------------------------------                        -----------------
      (Address of Principal                                  (Zip Code)
        Executive Offices)

Registrant's telephone number, including area code: Tel: (519) 481-0628


                            ------------------------
          (Former Name or Former Address, if Changed Since Last Report)


  --------------------------------------                  ----------------
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,716,029 at December 14,2005.

                                  Megola, Inc.



                                Table of Contents



PART I - FINANCIAL INFORMATION                                    4
Item 1. Unaudited Financial Statements                            4
Item 2. Management's Discussion and Plan of Operation             8
Forward-Looking Statements
Item 3. Controls and Procedures
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3. Defaults upon Senior Securities.                          8
Item 4. Submission of Matters to a Vote of Security Holders.     11
Item 5. Other Information.                                       11
Item 6. Exhibits                                                 11

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                                  MEGOLA, INC.
                                  BALANCE SHEET

                                    ASSETS

                                                      October 31, 2005    July 31, 2005

CURRENT ASSETS                                           (Unaudited)        (Audited)
     Cash                                                $     5,498           17,183
     Accounts Receivable-Trade                               426,004          397,430
     Inventory                                                69,056           82,203
     Deposits                                                143,492          143,492
   Loan Receivable - Related Party                             6,653             --
          Total Current Assets                               650,703          652,070

     Property and Equipment Net of $47,116 and
          $37,653 Accumulated Depreciation                    22,532           29,311
     Intangible Assets Net of $ 16,650 and
          $11,100 Accumulated Amortization                    94,350           99,900

TOTAL ASSETS                                             $   767,585          781,281

                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank Overdrafts                                          48,952           34,374
     Notes Payable                                              --              1,302
     Accounts Payable-Trade                                  358,661          354,456
     Accrued Interest                                          6,338           18,248
     Accrued Expenses                                         16,003           34,007
     Loans From Investors                                     15,000          100,000
          Total Current Liabilities                          444,954          532,387

STOCKHOLDERS' EQUITY
     Common Stock - Par Value $.001; 50,000,000
         Shares Authorized, 37,341,029 and
       35,017,429 Shares Issued and
       Outstanding                                            37,341           35,017
     Paid In Capital                                       4,125,744        3,763,708

     Accumulated Deficit                                  (3,821,141)      (3,478,258)
     Other Comprehensive Income:
          Equity Adjustment on Foreign Currency
          Translation                                        (19,313)         (71,573)

          Total Stockholders' Equity                         322,631          248,894

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $   767,585          781,281
                                                         ===========      ===========

                                  MEGOLA, INC.
                            STATEMENTS OF OPERATIONS
                  Three Months Ended October 31, 2005 and 2004
                                   (unaudited)

                                                          2005               2004
INCOME-SALES                                          $    162,187      $     46,636
INCOME-ROYALTIES                                            40,000              --

TOTAL REVENUE                                              202,187            46,636

COST OF SALES                                              109,678            13,611
SELLING                                                      8,555             2,865
GENERAL AND ADMINISTRATIVE                                 412,890            61,790
DEPRECIATION                                                 7,934             2,090
INTEREST                                                       463           271,361
AMMORTIZATION                                                5,550              --

          Total Expenses                                   545,070           351,717


NET LOSS                                              $   (342,883)     $   (305,081)

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT           52,260           (46,669)

COMPREHENSIVE LOSS                                    $   (290,623)     $   (351,750)


Basic and diluted net loss per share                         (0.01)            (0.01)

Basic and diluted comprehensive loss per share               (0.01)            (0.01)

Weighted average share outstanding                      36,425,151        30,878,938

                                  MEGOLA, INC.
                             STATEMENTS OF CASH FLOW
                  Three Months Ended October 31, 2005 and 2004
                                   (unaudited)

                                                          2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                          $(342,883)     $(305,081)
     Adjustments to Reconcile Net Income
          (Loss) to Net Cash Provided by (Used
          in) Operating Activities:
             Amortization of Beneficial
                 Conversion Feature                         --          276,622

             Depreciation                                  7,934          2,090

             Amortization - Intangibles                    5,550           --

             Net (Increase) Decrease in
                 Accounts Receivable                     (28,574)        (1,105)
             Net (Increase) Decrease in
                 Inventory                                13,147            700
             Net (Increase) Decrease in Other
                 Assets                                    5,109            926

             Net Increase (Decrease) in Account
                 Payable                                  14,205        (11,745)

             Net Increase (Decrease) in Accrued
                 Expenses                                (29,914)         4,558

             Shares Issued for Service                   252,000          1,500


                  Net Cash  (Used in) Operating
                  Activities                            (103,426)       (31,535)

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from Notes Payable                         --          112,500

        Net Change in Bank Overdraft                      14,578        (26,249)

        Payments on Notes Payable                         (1,302)        (1,466)

        Loans from Investor                               15,000           --

        Deposit from Investor                               --             --
                                                       ---------      ---------

                  Net Cash Provided by Financing
                  Activities                              28,276         84,785


EFFECT OF EXCHANGE RATE CHANGES ON CASH                   63,465        (53,691)



NET (DECREASE) IN CASH                                   (11,685)          (441)


BEGINNING CASH BALANCE                                    17,183            441
                                                       ---------      ---------



ENDING CASH BALANCE                                    $   5,498      $    --

SUPPLEMENTAL DISCLOSURES:
Cash Paid For:

Interest                                               $     463      $    --

Non-cash Transactions:

Debt exchange for 4,052,879 shares of common stock     $    --        $ 277,906

Debt exchange for 1,123,600 shares of common stock     $ 112,360      $    --

                                  MEGOLA, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of MEGOLA, Inc. ("Megola") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Megola's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - COMMON STOCK

On August 29, 2005, one of Megola's former officers exercised his option to convert $100,000 notes payable, plus accrued interest of $12,360 due to him, into 1,123,600 shares of Megola's common stock at a price of $.10 per share.


On September 14, 2005, Megola issued 1,200,000 shares of its common stock, to a vendor under an agreement for services, valued at $252,000.

NOTE 3 - ROYALTY INCOME

One of the company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products.

NOTE 4 - RELATED PARTY TRANSACTIONS

Megola has extended an interest-free loan of $6,653 to one of its original shareholders. The loan is not subject to a written agreement and is due on demand.

On September 26, 2005, Megola borrowed $15,000 from one of its former officers. The loan is payable on demand and has no stated interest rate.

NOTE 5 - SEGMENT REPORTING

Megola operates in North America and China. A summary of revenues and net loss by geographic segment is provided below:


                                       North America     China        Total
                                       -------------   ----------  ------------

Three months ended October 31, 2005
Revenues                                 $153,153       $ 49,034    $202,187
Net Loss                                 $235,784       $107,099    $342,883

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

GENERAL

Megola, Inc. (formerly SuperiorClean, Inc.) was incorporated in the state of Nevada on March 28, 2001. Megola was formed to sell physical water treatment devices to commercial end-users in the United States, Canada and other international locations under a license granted by the German manufacturer, Megola GmbH.

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2005 VS. THREE MONTHS ENDED OCTOBER 31, 2004.

Our revenues for the three months ended October 31, 2005 vs. three months ended October 31, 2004 increased 333.54% from $46,636 to $202,187 due to higher sales of our air purification and water treatment devices in North America and royalties from the sales of our licensed products in China.

Our cost of sales for the three months ended October 31, 2005 vs. three months ended October 31, 2004 increased 705.80% from $13,611 to $109,678. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our selling expenses for the three months ended October 31, 2005 vs. three months ended October 31, 2004 increased 198.60% from $2,865 to $8,555 because of the increased costs in advertising & promotion.

Our general and administrative expenses for the three months ended October 31, 2005 vs. three months ended October 31, 2004 increased 568.22% from $61,790 to $412,890 because of the increase in legal and accounting professional fees for this period along with shares issued for services. These items comprised $264,835 of the general and administrative expense increase.

Our interest expense for the three months ended October 31, 2005 vs. three months ended October 31, 2004 decreased from $271,361 to $463. The interest expense in 2004 was due primarily to the amortization of discounts recorded on convertible debt issued by the Company. As of October 31, 2005, the Company had converted or repaid substantially all of its interest-bearing debt.

Accordingly, our net loss for the three months ended October 31, 2005 vs. three months ended October 31, 2004 increased 12.39% from $305,081 to $342,883.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2005 we had an accumulated deficit of $(3,821,141) and total stockholders' equity of $322,631.

As of October 31, 2005, we had $5,498 cash on hand and a bank overdraft of $48,952. To satisfy our operating requirements through April, 2006, we estimate that we will need $150,000, assuming we collect none of our accounts receivable and make no sales from existing inventory.

We have a line of credit with the Bank of Montreal in the amount of $40,000. The line of credit is guaranteed by our CEO, Joel Gardner, and Director, Todd Clark, and is callable at the end of each year on December 31. As of October 31, 2005, the Company did not have any outstanding balances under the line of credit.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


None


ITEM 2. CHANGES IN SECURITIES


On August 29, 2005, a former officer of the Company exercised his option to convert $100,000 of notes payable, plus accrued interest of $12,360 due to him, into 1,123,360 shares of Megola's common stock for a price of $.10 per share.

On September 14, 2005, Megola issued 1,200,000 shares of its common stock to a vendor under an agreement for services valued at $252,000.


Item 3. Defaults upon Senior Securities.

NONE


Item 4. Submission of Matters to a Vote of Security Holders.


NONE


Item 5. Other Information.

NONE


Item 6. Exhibits

Exhibit
Number            Name and/or Identification of Exhibit
---------------------------------------------------------------------


31 Certification

32 Certification

MEGOLA INC                           SB-2                             11/21/2005



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


Date: December 20, 2005