Form 10QSB
period 2006-01-31
MEGOLA INC
filed 2006-03-21
CIK 1144392

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2006
Or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________



                                  MEGOLA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Nevada                                         88-0492605
 -------------------------------                       -------------------
 (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                       INDENTIFICATION NO.)


SEC File Number:  000-49815


   446 Lyndock St., Suite 102                                N0N 1G0
           Corunna, ON
--------------------------------                           -----------
     (Address of Principal                                 (Zip Code)
       Executive Offices)

Registrant's telephone number, including area code: Tel: (519) 481-0628


                            ------------------------
          (Former Name or Former Address, if Changed Since Last Report)



----------------------------------------                  ------------
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,716,029 at March 17,2006

                                  Megola, Inc.

                                Table of Contents

Part I  Financial Information                                                4

Item 1. Unaudited Financial Statements                                       4
--------------------------------------
Item 2. Management's Discussion and Plan of Operation                        8
-----------------------------------------------------
Forward-Looking Statements                                                   8
--------------------------
Item 3. Controls and Procedures                                             10
-------------------------------
PART II - OTHER INFORMATION                                                 11
---------------------------
Item 1.  Legal Proceedings                                                  11
--------------------------
Item 2.  Changes in Securities                                              11
------------------------------
Item 3. Defaults upon Senior Securities.                                    11
----------------------------------------
Item 4. Submission of Matters to a Vote of Security Holders.                11
------------------------------------------------------------
Item 5. Other Information.                                                  11
--------------------------
Item 6. Exhibits                                                            11
----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                                  MEGOLA, INC.
                                 BALANCE SHEETS
                 January 31, 2006 (unaudited) and July 31, 2005

                                                                         -----------------        --------------
                                                                            Unaudited
                              ASSETS                                     January 31, 2006         July 31, 2005
                                                                         -----------------        --------------
CURRENT ASSETS
    Cash                                                              $               -        $       17,183
    Accounts Receivable-Trade                                                   374,503               397,430
    Inventory                                                                    74,434                82,203
    Loan Receivable from Shareholder                                              5,797                 6,653
                                                                         -----------------        --------------
    Other                                                                       143,492               148,601
                                                                         -----------------        --------------
          Total Current Assets                                                  598,226               652,070
                                                                         -----------------        --------------

    Property and Equipment, net of $42,220 and $37,653 accumulated
      depreciation, respectively                                                 31,225                29,311
    Intangible Assets, net of $ 22,200 and $11,100 accumulated
      amortization, respectively                                                 88,800                99,900
                                                                         -----------------        --------------
                                                                                120,025               129,211
                                                                         -----------------        --------------

TOTAL ASSETS                                                          $         718,251        $      781,281
                                                                         =================        ==============

                LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank Overdrafts                                                   $          45,304        $       34,374
    Current Portion of Installment Note                                               -                 1,302
    Accounts Payable-Trade                                                      107,715               344,456
    Distributor Deposits                                                          4,361                     -
    Accrued Interest                                                              6,338                18,248
    Accrued Expenses                                                             35,782                34,007
    Loans From Investors                                                         67,836               100,000
                                                                         -----------------        --------------

          Total Current Liabilities                                             267,336               532,387
                                                                         -----------------        --------------

          Total Liabilities                                           $         267,336        $      532,387
                                                                         -----------------        --------------

STOCKHOLDERS' EQUITY
    Common Stock-$.001 par value, 50,000,000 shares
      authorized;37,341,029 and 35,017,429 shares issued and
      outstanding, respectively                                                  37,341                35,017
    Paid In Capital                                                           4,125,744             3,763,708
    Accumulated Deficit                                                      (3,692,410)           (3,478,258)
    Other Comprehensive Income:
          Equity Adjustment on Foreign Currency Translation                     (19,760)              (71,573)
                                                                         -----------------        --------------

          Total Stockholders' Equity                                            450,915               248,894
                                                                         -----------------        --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $          718,251       $       781,281
                                                                         =================        ==============

                                  MEGOLA, INC.
                            STATEMENTS OF OPERATIONS
              Three and Six Months Ended January 31, 2006 and 2005
                                   (unaudited)


                                          3 Months Ended January 31        6 Months Ended January 31
                                         ----------------------------    ----------------------------
                                             2006            2005            2006           2005
                                         ------------    ------------    ------------    ------------
INCOME-SALES                             $     24,616    $     31,046         186,803    $     77,682

INCOME-ROYALTIES                              250,000            --           290,000            --
                                         ------------    ------------    ------------    ------------


TOTAL REVENUE                                 274,616          31,046         476,803          77,682
                                         ------------    ------------    ------------    ------------

COST OF SALES                                  14,994           5,464         124,672          19,075


SELLING, GENERAL AND ADMINISTRATIVE           128,669         141,109         550,114         205,766

DEPRECIATION AND AMORTIZATION                    (348)          2,420          13,136           4,510

INTEREST                                        2,570          22,578           3,033         293,938

                                         ------------    ------------    ------------    ------------

          Total Expenses                      145,885         171,571         690,955         523,289
                                         ------------    ------------    ------------    ------------


NET INCOME (LOSS)                        $    128,731    $   (140,525)       (214,152)   $   (445,607)
                                         ============    ============    ============    ============

CHANGE IN FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                               $       (447)   $     16,784    $     51,813    $    (29,885)

COMPREHENSIVE INCOME (LOSS)              $    128,284        (123,741)   $   (162,339)   $   (475,492)

Basic and diluted loss per share         $       0.00           (0.00)   $      (0.01)          (0.01)

Weighted average share outstanding         37,341,029      31,639,682      36,883,090      31,755,248

                                  MEGOLA, INC.
                            STATEMENTS OF CASH FLOWS
                   Six Months Ended January 31, 2006 and 2005
                                   (unaudited)

                                                                             2006             2005
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                            $  (214,152)      $ (445,607)
     Adjustments to Reconcile Net Income (Loss)
          to Net Cash Provided by (Used in)
          Operating Activities:
             Amortization of Beneficial Conversion Feature                         -          272,656
             Depreciation and Amortization                                     9,186            6,822
             Shares Issued for Service                                       252,000            1,500
             Change in:
             Accounts Receivable                                            (267,123)          28,149
             Prepaid Expenses                                                  5,109                -
             Loan Receivable                                                     856                -
             Inventory                                                         7,769          (32,606)
             Other Assets                                                          0          (27,065)
             Accounts Payable                                                 53,309           34,866
             Bank Overdraft                                                   10,930           17,380
             Accrued Expenses                                                (10,135)          (1,350)
             Deferred Revenue                                                  4,361                -
             Stock Payable                                                         -           32,250
                                                                          -------------     -----------
                  Net Cash (Used in) Operating Activities                   (147,890)        (113,005)
                                                                          -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          -           (2,543)
                                                                          -------------     -----------
                  Net Cash (Used in) Investing Activities                          -           (2,543)
                                                                          -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from Issuance of Common Stock                                 2,324                -
        Proceeds from Notes Payable                                           67,836          112,500
     Payments on Notes Payable                                                (1,302)          (3,182)
     Deposit from Investor                                                         -          100,000
                                                                          -------------     -----------
                  Net Cash Provided by Financing Activities                   68,858          209,318
                                                                          -------------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       61,849          (33,777)
                                                                          -------------     -----------

NET (DECREASE) IN CASH                                                       (17,183)          59,993

BEGINNING CASH BALANCE                                                        17,183              441

                                                                          -------------     -----------
ENDING CASH BALANCE                                                      $         0       $   60,434
                                                                          =============     ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                                   $                 $
Cash paid for income taxes                                               $                 $

     Non-cash Transactions:
         Offset of Royalty Income Receivable with Accounts Payable       $   290,050       $        -
         Debt exchange for 1,123,600 shares of common stock              $   112,360       $        -
         Debt exchange for 5,052,879 shares of common stock              $         -       $  403,966

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

NOTE 2 - SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

Combined                             North America         China         Total
--------                             -------------     -------------    --------
Six months ended January 31, 2006
Revenues                              $ 186,803         $ 290,000      $ 476,803
Net loss                              $ 274,616         $       0      $ 274,616

Six Months ended January 31, 2005
Revenues                              $  77,882         $       0      $  77,882
Net loss                              $ 445,607         $       0      $ 445,607

NOTE 3 - COMMON STOCK

On August 29, 2005, one of Megola's former officers exercised his option to convert $100,000 notes payable, plus accrued interest of $12,360 due to him, into 1,123,600 shares of Megola's common stock at a price of $.10 per share. On September 14, 2005, Megola issued 1,200,000 shares of its common stock, to a vendor under an agreement for services, valued at $252,000.

NOTE 4 - ROYALTY INCOME

One of the company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products. During the quarter ended January 31, 2006, Megola offset $290,050 of receivables related to the royalty payments against an amount owed to the manufacturer.

NOTE 5 - RELATED PARTY TRANSACTIONS

Megola has extended an interest-free loan of $6,653 to one of its original shareholders. The loan is not subject to a written agreement and is due on demand. On November 9, 2005, Megola borrowed $12,895 from one of its shareholders. The loan is payable on demand and has no stated interest rate. During the quarter ended Jan 31, 2006, Megola borrowed $ 39,941 from one of its shareholders. The loan is payable on demand and has no stated interest rate. On Jan 9, 2006, Megola borrowed $15,000 from one of its officers. The loan is payable on demand and has no stated interest rate.

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

Results of Operations

Three months ended January 31, 2006 vs. Three months ended January 31, 2005.

Our revenues for the three months ended January 31, 2006 vs. three months ended January 31, 2005 increased 784.55% from $31,046 to $274,616 due to continued sales of our air purification and water treatment devices in North America and to increased sales into Asia.

Our cost of sales for the three months ended January 31, 2006 vs. three months ended January 31, 2005 increased 173.94% from $5,464 to $14,994. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the three months ended January 31, 2006 vs. three months ended January 31, 2005 decreased 8.8% from $141,109 to $128,669 because of the decrease costs of legal and accounting professional fees for this period.

Our interest expense for the three months ended January 31, 2006 vs. three months ended January 31, 2005 decreased 88.61% from $22,578 to $2,570 because of the company's decreased accrued interest on shareholder notes. Accordingly, our net gain for the three months ended January 31, 2006 vs. three months ended January 31, 2005 was $176,111.

Six months ended January 31, 2006 vs. Six months ended January 31, 2005

Our revenues for the six months ended January 31, 2006 vs. six months ended January 31, 2005 increased 513.79% from $77,682 to $476,803 due to higher sales of our air purification and water treatment devices in North America and because of the increase in direct sales royalties from Asia as a result of relocating the manufacturing and assembly of our products into China.

Our cost of sales for the six months ended January 31, 2006 vs. six months ended January 31, 2005 increased 553.59% from $19,075 to $124,672. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the six months ended January 31, 2006 vs. six months ended January 31, 2005 increased 167.35% from $205,766 to $550,114 because of the increase in legal and accounting professional fees.

Our depreciation and amortization expense for the six months ended January 31, 2006 vs. six months ended January 31, 2005 increased 191..26% from $4,510 to $13,136 due to amortization of intangible assets.

Our interest expense for the six months ended January 31, 2006 vs. six months ended January 31, 2005 decreased 98.97% from $293,938 to $3,033 due to decrease of loans and note payables. The six months interest expense incurred in 2005 resulted from conversion features included on agreements notes in excess of $227,000.

Accordingly, our net loss for the six months ended January 31, 2006 vs. six months ended January 31, 2005 decreased 51.94% from $445,607 to $214,152.

Liquidity and Capital Resources

At January 31, 2006, we had a shareholder deficit of $450,915. We had a bank overdraft of $45,304 at January 31, 2006. We also had $374,503 of accounts receivable as of that date. Assuming we collect all receivables, we believe that we can continue operations for approximately 6 months. Thereafter, we will need to generate further operating revenues or secure other funding on or before August 2006 in the amount of $175,000 to remain operational until March, 2007.

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

We have a line of credit with the Bank of Montreal in the amount of $40,000. This line of credit is guaranteed by our CEO Joel Gardner and Director Todd Clark. This line of credit is callable at the end of each year on December 31. At the end of January 31, 2006 there was no amount due on this line of credit.

Item 3. Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed deficiencies with respect to the Company's internal control procedures over financial reporting, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are ineffective as of the end of the period covered by this report due to limited resources and personnel.

A review of the financial statements was conducted by the Company's independent accounting firm and significant reporting deficiencies have been addressed in this report.

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

Item 3. Defaults upon Senior Securities.

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information.

NONE


Item 6. Exhibits

Exhibit                     Name and/or Identification of Exhibit
Number
-----------------------------------------------------------------

MEGOLA INC                    SB-2                    11/21/2005


31 Certification

32 Certification

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


Date: March 21, 2006