Form 10QSB
period 2006-04-30
MEGOLA INC
filed 2006-06-19
CIK 1144392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: April 30, 2006
                                       Or
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                                  MEGOLA, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Nevada                                    88-0492605
    ------------------------------                    --------------------
     (STATE OR OTHER JURISDICTION                        (IRS EMPLOYER
                  OF                                  INDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                           SEC File Number: 000-49815

     446 Lyndock St., Suite 102
             Corunna, ON                                    N0N 1G0
     --------------------------                           ----------
        (Address of Principal                             (Zip Code)
         Executive Offices)

     Registrant's telephone number, including area code: Tel: (519) 481-0628

          (Former Name or Former Address, if Changed Since Last Report)

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 37,716,029 at April 30, 2006

MEGOLA, INC.

                                Table of Contents

PART I -  FINANCIAL INFORMATION
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

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

MEGOLA, INC.

                                  MEGOLA, INC.
                                 Balance Sheets
                                   (Unaudited)

                                  ASSETS                                          April 30,       July 31,
                                                                                    2006            2005
                                                                                -----------    -----------
CURRENT ASSETS

    Cash                                                                        $     3,170    $    17,183

    Accounts receivable-trade                                                       449,680        397,430

    Inventory                                                                        86,575         82,203

    Loan receivable from shareholder                                                  5,958          6,653

    Prepaid expenses                                                                143,492        148,601
                                                                                -----------    -----------
        TOTAL CURRENT ASSETS
                                                                                    688,875        652,070
                                                                                -----------
    Property and equipment Net of $44,462 and $37,653 accum. deprec.,
    respectively                                                                     30,585         29,311

    Intangible assets Net of $ 27,750 and $11,100 Accum. Amort., respectively        83,250         99,900

                                                                                    113,835        129,211
                                                                                -----------    -----------
TOTAL ASSETS                                                                    $   802,710    $   781,281
                                                                                ===========    ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Bank overdrafts                                                             $    56,073    $    34,374

    Current portion of installment note                                                  --          1,302

    Accounts payable-trade                                                          135,452        344,456

    Distributor deposits                                                              4,361             --

    Accrued interest                                                                  6,531         18,248

    Accrued expenses                                                                 70,121         34,007

    Loans from investors                                                             57,472        100,000
                                                                                -----------    -----------

        TOTAL CURRENT LIABILITIES                                                   330,010        532,387
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY
    Common stock-$.001par value, 50,000,000 shares authorized
          37,716,029 and 35,017,429 shares issued and outstanding,
          respectively                                                               37,716         35,017

    Paid- in-capital                                                              4,157,582      3,763,708

    Accumulated deficit                                                          (3,699,536)    (3,478,258)
    Other comprehensive income:

        Equity adjustment on foreign currency translation                           (23,062)       (71,573)
                                                                                -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY                                                  472,700        248,894
                                                                                -----------    -----------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $   802,710    $   781,281
                                                                                ===========    ===========

                                  MEGOLA, INC.
                            Statements of Operations
               Three and Nine Months Ended April 30, 2006 and 2005
                                   (Unaudited)

                                                 3 MONTHS ENDED APRIL 30         9 MONTHS ENDED APRIL 30
                                              ----------------------------    ----------------------------
                                                  2006             2005            2006           2005
                                              ------------    ------------    ------------    ------------
REVENUE

  SALES                                       $     95,673    $    261,670         282,476    $    339,352

  ROYALTIES                                         75,000              --         365,000              --
                                              ------------    ------------    ------------    ------------

TOTAL REVENUE                                      170,673         261,670         647,476         339,352
                                              ------------    ------------    ------------    ------------

COST OF SALES                                       11,112         180,817         135,784         199,892

SELLING, GENERAL AND ADMINISTRATIVE                125,651         556,534         423,765         270,000

DEPRECIATION AND AMORTIZATION                        6,612           9,546          19,748          14,056

INTEREST                                             2,211           5,125           5,244         299,064

STOCK FOR SERVICES                                  32,213              --         284,213         492,300
                                              ------------    ------------    ------------    ------------

        Total Expenses                             177,799         752,022         868,754       1,275,312
                                              ------------    ------------    ------------    ------------

NET LOSS                                      $     (7,126)   $   (490,352)   $   (221,278)   $   (935,960)

Change in Foreign Currency Translation Adj    $     (3,302)   $    (29,672)   $     48,511    $    (59,557)
                                              ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                            $    (10,428)   $   (520,024)   $   (172,767)   $   (995,517)
                                              ============    ============    ============    ============

Basic and diluted loss per share              $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
                                              ============    ============    ============    ============

Weighted average share outstanding              37,714,655      33,673,429      37,714,655      32,158,578
                                              ============    ============    ============    ============

                                  MEGOLA, INC.
                            Statements Of Cash Flows
                    Nine Months Ended April 30, 2006 and 2005
                                   (unaudited)

                                                                           2006          2005
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                                           $(221,278)    $(935,960)
     Adjustments to Reconcile Net Loss
          to Net Cash  Used in Operating Activities:

             Amortization of Beneficial Conversion Feature                     --       272,656

             Depreciation and Amortization                                 19,748        14,056

             Shares Issued for Services                                   284,213       492,300
             Change in:

               Accounts receivable                                       (342,300)      (57,515)

               Prepaid expenses                                             5,109            --

               Loan receivable                                                695            --

               Inventory                                                   (4,372)      (44,840)

               Other assets                                                    --         2,690

               Accounts payable                                            81,046        97,260

               Accrued expenses                                            24,397       (13,416)

               Bank overdraft                                              21,699           153

               Customer deposit                                                --         6,000

               Deferred revenue                                             4,361            --
                                                                        ---------     ---------
                  NET CASH  USED IN OPERATING ACTIVITIES
                                                                         (126,682)     (166,616)
                                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures                                                      --        (2,506)

     Deposit made on public shell                                              --      (143,492)
                                                                        ---------     ---------
                  NET CASH USED IN INVESTING ACTIVITIES
                                                                               --      (145,998)
                                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes Payable                                               --       112,500

     Payments on notes Payable                                             (1,302)       (5,421)

     Proceeds from the sale of common stock                               350,000

     Loans from shareholder                                                57,472            --
                                                                        ---------     ---------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                56,170       457,079
                                                                        ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                           56,499       (62,677)
                                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                                           (14,013)       81,788


BEGINNING CASH BALANCE                                                     17,183           441
                                                                        ---------     ---------



ENDING CASH BALANCE                                                     $   3,170     $  82,229
                                                                        =========     =========

SUPPLEMENTAL DISCLOSURES:
     Cash Paid For:

          Interest                                                      $      --     $      --

     Non-cash Transactions:

          Offset of Royalty Income Receivable with Accounts Payable     $ 290,050     $      --

          Debt exchanged for shares of common stock                     $ 112,360     $ 403,966

          Purchase of intangibles for 300,000 shares of common stock    $      --       111,000

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

NOTE 2 - ROYALTY INCOME

One of the company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products

NOTE 3 - GOING CONCERN

Megola's net loss for the nine months ended April 30, 2006 vs. nine months ended April 30, 2005 decreased 76.35% from $935,960 to $221,278, however as shown in the accompanying financial statements, Megola's incurred recurring net losses chargeable to common shareholders of $ 221,278 for the nine-months ended April 30, 2006 and has accumulated deficits of $3,699,536 as of April 30, 2006. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern

NOTE 4- RECLASSIFICATION

Certain amounts presented at July 31, 2005 have been reclassified to conform with presentation at April 30, 2006.

NOTE 5 - SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

Combined                           North America         China       Total
--------                          -------------     -------------    --------
Nine months ended April 30, 2006
Revenues                           $ 282,476         $ 365,000      $ 647,476
Net loss                           $ 221,278         $       0      $ 221,278

Nine Months ended April 30, 2005
Revenues                           $ 339,352         $       0      $ 339,352
Net loss                           $ 935,960         $       0      $ 935,960

NOTE 6 - COMMON STOCK

On February 2, 2006, Megola issued 375,000 shares of its common stock for professional services, under an agreement, valued at $32,213. On August 29, 2005, one of the former officers exercised his option to convert $100,000 notes payable, plus accrued interest of $12,360 due to him into 1,123,600 shares of Megola's common stock at a price of $0.10 per share.
On September 14, 2005, Megola issued 1,200,000 shares of its common stock, to a vendor under an agreement for services, valued at $252,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the quarter ending April 30, 2006, Megola borrowed $15,000 from one of its shareholders. The loan is payable on demand and has no stated interest rate.

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

Megola, Inc. provides products used in physical water treatment, microbiological control, wastewater treatment and air purification. Megola's ScaleGuard product units use electromagnetic technology rather than chemicals or other methods to condition water, both preventing the ongoing build-up of scale and eliminating historical scale build-up in water delivery systems and machinery. Megola's AirGuardian indoor air quality product unit is a uniquely engineered, integrated ultraviolet light system designed to dramatically reduce and control airborne allergens and toxic compounds, such as mold, fungus, formaldehyde, xylene gases and tobacco smoke along with infectious agents, such as bacteria, influenza, hemolytic streptococci and many others in an indoor environment.

Megola was dependent on one customer, H203 Solutions for sales accounting for approximately 56% of our revenues in the first 9 months of fiscal year 2006. The same vendor accounted for 80 % of cost of goods for the first 9 months of fiscal year 2006. Sales of the ScaleGuard devices accounted for 73 % and the AirGuardian units accounted for 27 % of our total gross revenues in the first 9 months of fiscal year 2006.

Commencing our fiscal year 2006, we entered into an agreement with H2O3 Solutions,.one of the company's manufacturers, to allow them to sell a residential and small commercial ScaleGuard system directly throughout Asia. By agreement, Megola is entitled a royalty payment from the sales of these two products.

RESULTS OF OPERATIONS

Three months ended April 30, 2006 vs. Three months ended April 30, 2005.

Our revenues for the three months ended April 30, 2006 vs. three months ended April 30, 2005 decreased 34.78% from $261,670 to $170,673 due to the efforts of our staff being primarily devoted to preparing new products for market, continued training and support for our existing distribution network, and research on possible acquisitions. Reduction in revenue for this period can be directly attributed to our staff allocating less time to direct product sales. Due to limited staff resources any focus away from sales may adversely affect revenue. It is intended to increase sales staff in the future.

Our cost of sales for the three months ended April 30, 2006 vs. three months ended April 30, 2005 decreased 93.85% from $180,817 to $11,112. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues and receiving royalty payments to which we do not incur any cost of sales. 43.94% of our 3 month revenues were royalties.

Our general and administrative expenses for the three months ended April 30, 2006 vs. three months ended April 30, 2005 decreased 77.42% from $556,534 to $125,651 because of the decrease in costs of stock for services which are shown in our G&A. 25.64% or $32,213 was the percentage and amount respectively for stock for services attributed to our G&A.

Our interest expense for the three months ended April 30, 2006 vs. three months ended April 30, 2005 decreased 56.85% from $5,125 to $2,211 because of the company's decreased interest owing towards any payroll tax penalties

Accordingly, our net loss for the three months ended April 30, 2006 vs. three months ended April 30, 2005 decreased 98.54% from $490,352 to $7,126.

NINE MONTHS ENDED APRIL 30, 2006 VS. NINE MONTHS ENDED APRIL 30, 2005

Our revenues for the nine months ended April 30, 2006 vs. nine months ended April 30, 2005 increased 90.79% from $339,352 to $647,476 due to higher sales of our air purification and water treatment devices in North America and because of the increase in direct sales royalties from Asia as a result of relocating the manufacturing and assembly of our products into China.

Our cost of sales for the nine months ended April 30, 2006 vs. nine months ended April 30, 2005 decreased 32.07% from $199,892 to $135,784. The overall decrease in the cost of sales during this period is directly attributable to the royalty payments received. for which we do not incur any cost of sales. 56 % of our 9 month revenues were from royalties.

Our general and administrative expenses for the nine months ended April 30, 2006 vs. nine months ended April 30, 2005 increased 56.95% from $270,000 to $423,765 as there was stock issued for services.67.07% or $284,213 was the percentage and amount respectively for stock for services attributed to our G&A.

Our depreciation and amortization expense for the nine months ended April 30, 2006 vs. nine months ended April 30, 2005 increased 40.49% from $14,056 to $19,748 due to amortization of intangible assets.

Our interest expense for the nine months ended April 30, 2006 vs. nine months ended April 30, 2005 decreased 98.247% from $299,064 to $5,244 due to decrease of loans and note payables. The nine months interest expense incurred in 2005 resulted from conversion features included on agreements notes in excess of $227,000.

Accordingly, our net loss for the nine months ended April 30, 2006 vs. nine months ended April 30, 2005 decreased 76.35% from $935,960 to $221,278.

As shown in the accompanying financial statements, Megola incurred recurring net losses chargeable to common shareholders of $ 221,278 for the nine-months ended April 30, 2006 and has accumulated deficits of $3,699,536 as of April 30, 2006. These conditions create an uncertainty as to Megola's ability to continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

The financial statement as of and for the period ending April 30, 2006 have been prepared assuming we continue as a going concern.

At April 30, 2006, we had an accumulated deficit of $3,699,536. We had a bank overdraft of $56,073 at April 30, 2006. We also had $449,680 of accounts receivable as of that date. Assuming we collect all receivables, we believe that we can continue operations for approximately 9 months. Thereafter, we will need to generate further operating revenues or secure other funding on or before December 2006 in the amount of $150,000 to remain operational until March 31, 2007.

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

We have a line of credit with the Bank of Montreal in the amount of $40,000. This line of credit is guaranteed by our CEO Joel Gardner and Director Todd Clark. This line of credit is callable at the end of Megola's fiscal year.

ITEM 3. CONTROLS AND PROCEDURES

Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are designed toensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation, which disclosed deficiencies with respect to the Company's internal control procedures over financial reporting, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are ineffective as of the end of the period covered by this report due to limited resources and personnel. With additional funding the company intends to hire additional resources to assist with financial reporting disclosures controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On February 2, 2006, Megola issued 375,000 shares of its common stock for professional services, under an agreement, valued at $32,213 based upon the trading price of our stock.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

o None of these issuances involved underwriters, underwriting discounts or commissions;
o     We placed restrictive legends on all certificates issued;
o     No sales were made by general solicitation or advertising;
o     The distributions were made only to investors who were accredited

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

Date: June 19, 2006