Form 10KSB
period 2006-07-31
MEGOLA INC
filed 2007-03-12
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the Fiscal Year Ended July 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period____________ to_____________.

Commission File Number 000-49816

MEGOLA INC.

(Name of small business issuer in its charter)

Nevada	88-0492605
(State or other jurisdiction of	(I.R.S. employer identification number)
Incorporation or organization)

446 Lyndock St., Suite 102
Corunna, ON, Canada	N0N 1G0
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (519) 481-0628

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for its most recent fiscal year were $743,787.

As of the date of this filing, the Company's Common Stock is trading on the Pink Sheets under the symbol of MGOA.

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2006 was 37,716,029.

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
Yes ☐  No ☒

-i-

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

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition. Megola’s shareholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable. Two major shareholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares. Prior to the merger, SuperiorClean had no assets or operations. SuperiorClean’s name was later changed to Megola Inc.

Our ScaleGuard Systems products are sold under a license granted by the German manufacturer, Megola GmbH. Under the terms of our agreement with Megola GmbH, we are the exclusive distributor of ScaleGuard devices in North America, Mexico, and Asia excluding India. We may not sell competing devices without the permission of Megola GmbH. Prices we pay are established by Megola GmbH and may be changed from time to time at the discretion of Megola GmbH. The agreement has no termination date, but may be terminated for cause as defined in the agreement. As of June 30, 2006 we have now independently acquired certain additional patents used in our products directly from the owners of Megola GmbH.

On July 26, 2006 we entered into a non-binding letter of intent with Global Monitoring Systems, Inc., a Florida corporation ("GMSJ"). The basic terms and conditions proposed by MGOA and to be incorporated into the definitive agreements will include, but not be limited to, the following:

a.
GMSJ will exclusively license its intellectual property within the territory of the North America to MGOA pursuant to an exclusive license agreement (the "License Agreement"). As consideration for the License Agreement, MGOA shall issue to GMSJ a determined amount of restricted shares of common stock of MGOA. The term of the License Agreement shall be for five (5) years.

b.
The License Agreement shall also grant to GMSJ an option (or put) to sell (the "Asset Sale") all of its assets to MGOA throughout the term of the License Agreement. In consideration for the Asset Sale and in exchange for the assets of GMSJ, GMSJ shall receive that number of restricted shares of common stock of MGOA. Simultaneous with the consummation of the Asset Sale, GMSJ shall issue the shares of MGOA that it received pursuant to

Section (a) and (b) to its shareholders as a dividend.

The LOI contains other terms and conditions and has been filed as an exhibit to this report. Please refer to the exhibit for additional information.

The parties to this LOI are not affiliates in any way.

The parties to this LOI have not entered into a binding agreement.

For fiscal year ended July 31, 2006 76% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

Business

Our principal executive offices are located at 466 Lyndock Street, Suite 102, Corunna, Ontario N0N 1G0. Our telephone number is (519) 481-0628.

Our principal product is our ScaleGuard Systems. Megola’s ScaleGuard technology cost effectively conditions hard water while also eliminating the historical build-up of scale caused by hard water in residential, commercial and industrial applications.

ScaleGuard units are a one-time capital cost as there are no ongoing chemical additives required and since the units have no moving parts they are essentially maintenance free. Cost savings on chemical treatments and the associated labor make ScaleGuard cost effective. ScaleGuard units use electromagnetic technology to condition and soften water, both preventing the ongoing build-up of scale and eliminating historical scale build-up in water delivery systems and machinery. Rather than attempting to prevent - by removing or adding chemicals - the natural tendency of hard water to form scale, ScaleGuard treatment actually assists and encourages scale formation by electronic means. The coils that are wrapped on the exterior of the water pipe introduce variable, high frequency magnetic impulses that alter the properties of the water in such a manner that the scale remains suspended in the water rather than forming on surfaces within the water system. These suspended crystals of scale will also carry away - slowly but surely - any scale that already exists in the system.

Due to excessive scale build-up pipes, showers, bathtubs, water heaters, spas, boilers, nozzles, valves, heat exchange compressors and other equipment need to be prematurely replaced. Scale can also reduce water flow and pressure and negatively impact the ability of heating elements. The advantage of ScaleGuard is that it can be installed on any pipe material in any home or building and does not require chemical agents and their associated costs and dangers.

We also sell air purification, microbiological control and waste water treatment products.

Air issues: Airborne germs that result in asthma, flu and colds

Water (Microbiological) Issues:
Unsanitary water may be dangerous due to bacteria, viruses, pathogens such as e-coli, giardia, cryptosporidium.

At July 31, 2006 we had an accumulated deficit of ($4,337,973). We lost ($859,715) in fiscal year 2006. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

During the year ending July 31, 2006 our revenues increased from $713,135 for 2005 to $743,787 for the year ended July 31, 2006

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

Megola’s scientists have invented a deceptively simple-looking box containing a computer-programmable chip that delivers low-voltage, high-frequency magnetic impulses that can alter the scale-forming properties of water. The company’s revolutionary solution prevents new scale formation, while eliminating previous scale build-up.

ScaleGuard is a non-invasive, physical water treatment device. That is, it does not make any direct contact with the water, and it neither adds chemicals to nor removes chemicals from the water.

Due to the high technological nature of our systems and limited knowledge of the technical functions by our consumers, Megola, at times, installs systems on trial basis with prospective industrial customers in an effort to collect data and prove ScaleGuard’s reliability and success. Megola is confident these trial installation situations will convert to sales, while increasing product exposure.

We no longer offer residential trials. We encourage our dealers to install systems for their personal use. For commercial and industrial installations we may install as part of a pilot project with a predetermined time schedule. See following example:

A Southwestern Ontario refinery (Suncor) was having a scaling issue with a four bank tube and shell exchanger. This exchanger was undersized when designed and needed cleaning every 8-10 weeks as after 10 weeks there was no heat exchange taking place at all. Megola offered a trial of its ScaleGuard® electronic conditioner for 3 months. The exchanger was cleaned as per its regular maintenance and the ScaleGuard® system was installed. The operators said they would know within 4 weeks if the ScaleGuard® system was keeping the exchanger from fouling as the performance of the exchanger to cool the product was well documented. After 4 weeks there was no loss of cooling. Normally after an 8 week period this exchanger would lose almost all of its ability to cool. However with the ScaleGuard® system installed in this exchanger never needed descaling and had only lost one degree of cooling over the next 21 months (90 weeks). It was approximated that the refinery saved $60,000 in costs during the time that the ScaleGuard® was in use. The client purchased the systems.

Dennis Davies has the title of Distribution Manager. This also includes the responsibility of sales. Our sales are primarily to our distributor network, of which Mr. Davies is in charge. Retail sales/quotations are handled in office by all staff as per our pricing guidelines.

We have no retail suggested price, as our dealers offer their own rebates, incentives, and volume discounts. It is our intention never to undercut our own dealers.

We are currently developing a revised business plan to deploy our ScaleGuard devices through our distribution network throughout the world. We believe that the increasing data that we have been collecting, and continue to collect on our systems, and the increasing market exposure we have been getting through our satisfied customers, can be used as sales tools for our distributors.

ScaleGuard Models:

We currently have eight models of ScaleGuard devices, all of which have been used in trials and sold to customers that have hard water or scale problems. Over the years, Megola has sold these units all over the world, ranging from residential applications to large industrial applications. The principal differences between the eight models, other than cost, are that they are designed to work with different water flows and pipe sizes.

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

Notable Installations of our ScaleGuard Systems:

Our systems have been in operation with various customers with some in operation for over 6 years. Some of our more notable installations include:

LanXess
Nova Chemicals
The Great Hall of the People (the national assembly of China)
Mengniu Dairy Group
Runan Mu Gong Shan Group
Zhoushan Gang Ming Foodstuff Industries
Zhong Mei Coal Mining Company
Zhujiang Brewery
Country Fresh Dairy
Tim Horton’s Kentucky Fried Chicken Zurn Industries Royal Plastics TRW Automotive Parmalat FritoLay Honeywell DuPont Canada Colgate University

For fiscal year ended July 31, 2006 76% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

AIR PURFICIATION

AirGuardian System

The AirGuardian 1000 is a uniquely engineered, integrated UVC & UVV system designed to dramatically reduce/control airborne allergens and toxic compounds, such as mold, fungus, formaldehyde, xylene gases and tobacco smoke along with infectious agents, such as bacteria, influenza, hemolytic streptococci and many others. This product is duct-mounted on the central Heating, Ventilation, Air Conditioning (HVAC) system and, to enhance system effectiveness, is designed to run continuously with the HVAC system fan in the "on' position. This product is certified by the American Institute of Toxicology to produce only safe levels of UVV (ozone) and is available with a UVC only bulb. There are 3 different AirGuardian models.
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
(manufactured in USA)

21.25% of our sales were AirGuardian for fiscal year 2006.

Portable Ozone Systems

Equipment Master - Sports equipment Deodorizing unit
Room Blaster - Room Deodorizing unit
Air Care - Room Air Treatment unit
(all units manufactured in China)
1% of our sales were Ozone Systems for fiscal year 2006.

Microbiological Control and Waste Water Treatment

Ozone Treatment Systems

Megola Inc. is a North American distributor of ozone treatment systems manufactured by Dalian Bingshan H203 Solutions Co., Ltd. Utilizing the powerful biocidal properties of ozone, these systems are an alternative to chemical treatments for microbiological control. Megola has accepted a verbal agreement to distribute the products and will negotiate terms at the end of Megola’s year end 2006.

Applications include:

▪	Cooling towers
▪	HVAC systems
▪	Drinking water (agriculture)
▪	Surface disinfection water

Bioguard UltraViolet (UV) Water Treatment Systems

Ultraviolet treatment is the disinfection process of passing water by a special light source. Immersed in the water in a protective transparent sleeve, the special light source emits UV waves that can inactivate harmful microorganisms.

Applications include:

▪	Disinfection of fresh, process, wash, and cooling water
▪	Disinfection and biodegradability improvement of wastewater
▪	Drinking water - POE and POU systems
▪	Swimming pools and ponds
▪	Medical and pharmaceutical industries
▪	Quality control measures
▪	Vending machines (manufactured in China)

1.75% of our sales were for Micro-Bio and Waste Water Treatment Systems for fiscal year 2006.

IonClear - Copper Ionization Systems

The IonClear System is an electronic, non-chemical means to disinfect and treat dirty water. The system is used for killing bacteria, viruses, pathogens & other coli forms together with the treatment of algae, typically found and/or associated with the following:

▪	Swimming Pools
▪	Hydrotherapy, heated pool & spas
▪	Ornamental water gardens, fountains & ponds
▪	Water storage tanks
▪	Water cooling towers, water cooled heat exchangers, & evaporators(manufactured in China)

Future Business Plans and Arrangements

On the 4th day of July, 2006, we entered into an agreement with Uwe Pfefferle and Alois Sitter, two German residents whose principal office in the city of Munich, Germany, to acquire and own the following patents, patents pending and IP Rights developed and owned by them:

o	Patent # US 6,485,624 B1 - This patent is for the CDI (Capacitive Deionization) system

o	Patent pending is for a non-invasive pipe wrapping method for PWT (Physical Water Treatment) systems

o	IP Rights for the ScaleGuard series (TFK, SG, SG100, SG200, SG300, SG400, SG500) of PWT systems

Upon Closing Megola Inc. will pay a consideration of MGOA restricted common stock ("Stock Consideration") of 300,000 shares (total) as per Rule 144 and MGOA shall issue such stock in the name of the Vendors and or its assigns. Megola will also pay a cash consideration of $ 7,500 Euro.

MGOA guarantees that on the 12 months anniversary of the signing of this Purchase Agreement the stock consideration given to the Vendors (Pfefferle, Sitter) will have a value of no less then $30,000 USD ("Minimum Value") and if there is a shortfall of that minimum value, MGOA will remedy that by either of the following:

a.	issuing additional MGOA common stock for the difference;

b.	issue cash consideration for the difference;

c.	MGOA will have the discretion of either issuing common stock or cash and/or a combination thereof

On the 12 months anniversary of the signing of the definitive agreement, Megola will have the option of buying back the issued stock from the vendors for a price of no more than $1.00 per share.

The parties to this agreement are not affiliates in any way other than through the agreement.

This newest patent is designed for the physical treatment of drinking water. No chemical treatment is needed to prepare drinking water adjusted to meet all environmental and health standards with respect to organic contaminations. This future development will need funding of a five hundred thousand USD. This investment will see one hundred marketable units and will take approximately one year to bring to fruition. These first lot units could produce as much as two hundred and fifty thousand dollars in returned revenue. Future production is where Megola will reap the benefits of larger production.

This patent and technology acquired required additional funding to achieve feasibility and as result the cost to obtain this patent and technology have been expensed as research and development cost during the year ended June 30, 2006.

Global Monitoring System

On July 26, 2006 we entered into a non-binding letter of intent with Global Monitoring Systems, Inc., a Florida corporation ("GMSJ"). The basic terms and conditions proposed by

MGOA and to be incorporated into the definitive agreements will include, but not be limited to, the following:

a.
GMSJ will exclusively license its intellectual property within the territory of the North America to MGOA pursuant to an exclusive license agreement (the "License Agreement"). As consideration for the License Agreement, MGOA shall issue to GMSJ a determined amount of restricted shares of common stock of MGOA. The term of the License Agreement shall be for five (5) years.

b.
The License Agreement shall also grant to GMSJ an option (or put) to sell (the "Asset Sale") all of its assets to MGOA throughout the term of the License Agreement. In consideration for the Asset Sale and in exchange for the assets of GMSJ, GMSJ shall receive that number of restricted shares of common stock of MGOA. Simultaneous with the consummation of the Asset Sale, GMSJ shall issue the shares of MGOA that it received pursuant to

Section (a) and (b) to its shareholders as a dividend.

The LOI contains other terms and conditions and has been filed as an exhibit to this report. Please refer to the exhibit for additional information.

The parties to this LOI are not affiliates in any way.

As of today, we are waiting for the audited financials to help determine their value for their company and product lines.

BuyMax

Effective March 22, 2005 Megola signed an agreement with BuyMax, LLC, which gave BuyMax the exclusive distribution/selling rights to Megola's residential ScaleGuard units for the USA.

In Fiscal year 2006, internal changes within Buymax created a disagreement regarding the BuyMax, LLC agreement with Megola. Subsequently, BuyMax, LLC decided not to not handle (stock) Scaleguard inventory, thus negating the terms of the agreement. The alternative (rather than threaten litigation) proposed by Megola was to have Megola as a vendor partner into their network, thus having BuyMax receiving a rebate on goods sold into their network. Status today: As of July 31, 2006, no completed agreement has been accepted but negotiations are continued.

Megola has signed a letter of understanding with another of its distributors (Physical H2O) that will help sell the BuyMax inventory on consignment thus paying Megola the exact amounts of the outstanding invoice to BuyMax. This inventory is back in Megola’s possession and we have begun to sell this inventory subsequent to June 30, 2006. At June 30, 2006 this inventory was adjusted to the lower of cost or market and carried on our balance sheet as such.

Inventory Impairment

We have identified certain slow moving inventory as obsolete and have adjusted our inventory to the lower of cost or market based upon the market value of this inventory. Because the products that are in the class are considered seasonal, it is possible but unlikely that we may sell this inventory in the future. If this inventory is sold there will be no cost of goods sold recorded.

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

PART I - ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2006, thus there was no vote of securities holders in 2006. We anticipate holding an initial annual shareholder meeting in September 2006.

PART II

PART II - ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock became qualified for quotation on the over the counter bulletin board under the symbol “MGOA” in 2004.

High and low sales prices for each quarter within the last two fiscal years in which our stock traded under the symbol MGOA:*

QUARTER END	HIGH	LOW
	(Price per Share $)	(Price per Share $)
July 31, 2006	.06	.05
April 30, 2006	.11	.11
January 31, 2006	.10	.10
Oct 31, 2005	.19	.15
July 31, 2005	.24	.20
April 30, 2005	.40	.33
January 31, 2005	.37	.33
October 31, 2004	.34	.32
July 31, 2004	.53	.45

*	The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

ROYALTY INCOME:

One of the company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products

Options, Warrants, Convertible Securities

On February 2, 2006, Megola issued 375,000 shares of its common stock for professional services, under an agreement, valued at $32,213. On August 29, 2005, one of the former officers exercised his option to convert $100,000 notes payable, plus accrued interest of $12,360 due to him into 1,123,600 shares of Megola's common stock at a price of $0.10 per share.

On September 14, 2005, Megola issued 1,200,000 restricted shares of its common stock, to a vendor under an agreement for services, valued at $252,000.

Unregistered sales of common stock

Megola has issued 9,965,000 unregistered shares as of Nov 26,2003

Reclassification

Certain amounts presented at July 31, 2005 have been reclassified to conform to presentation at July 31, 2006.

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

Holders
As of July 31, 2006, we had 143 holders of record of our common stock.

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

Where You Can Find Additional Information

For further information about us and the shares of common stock registered hereunder, please refer to the registration statement and the exhibits and schedules thereto. The registration statement and exhibits may be inspected, without charge, and copies may be obtained at prescribed rates, at the SEC's Public Reference Room at 100F. St., N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The registration statement and other information filed with the SEC are also available at a web site maintained by the SEC at http://www.sec.gov.

PART II - ITEM 6. MANAGEMENT DISCUSSION & PLAN OF OPERATION

Special Information Regarding Forward Looking Statements

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements.

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

Also, new technology brings new opportunities and Megola has further expanded into the development and distribution of air purification products for indoor air quality enhancement and odor control. In addition to our Physical Water Treatment Division and Air Purification Division, Megola Inc. has recently expanded to include Microbiological Control and WasteWater Treatment products. Sales of our air purification products accounted for 21.25% of total revenue in 2006. 1.75% and 1% of total revenue was due to sales of our microbiological/wastewater systems and ozone systems respectively. It is our expectations that sales will increase for all of these product line in the coming year now that they are an established part of our product offerings.

Current Results of Operations and Financial Status

Results of Operations:

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

Comparison of the year ended July 31, 2006 with the year ended July 31, 2005

During the year ending July 31, 2006 our revenues increased from $713,135 for 2005 to $743,787 for the year ended July 31, 2006, an increase of 4.3% over the prior year. This increase was due to continued sales of our ScaleGuard systems in North American and in Asia along with the introduction of our AirGuardian units into the marketplace. With the efforts of our staff having been primarily devoted to preparing new products for market and researching possible acquisitions we foresee increasing revenues in 2007 as AirGuardians are now established in our product line and we expect to add our UV water treatment systems and WholeHouse water and air treatment centers as well. For 2007 we also expect to receive revenue through the opening of a retail outlet at our corporate offices that will offer further products for residential customers.

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard and other systems. Cost of sales decreased to $ 145,894 and, as a percentage of revenues, decreased to 19.62% in the year ended July 31, 2006, as compared to $464,179 or 65.09% of revenue for the year ended July 31, 2005. The overall decrease in the cost of sales during 2006 is directly attributable to the change in the nature of our revenues. During the year needed July 31, 2006, 60% of our revenues were generated from royalties. When royalty payments are received, we do not incur any cost of sales.

General and administrative (operating) expenses increased 56.32% to $ 1,415,784 during 2006 from $905,676 in 2005 due to a bad debt expense of $149,473. It is expected that in 2007 we will be required to issue stock for services as we will require consultants to aid in our product expansion and sales in new markets. It is hoped that with increased product sales that such consultant fees will be payable with cash rather than stock.

Interest expense decreased in 2006 to $20,850 from $293,581 in 2005, because the majority of our notes payable were exchanged for stock. The only significant interest incurred was for bank overdrafts and imputed interest on shareholder loans.

Net Income (Loss)

For the reasons outlined above, we realized a net loss of $ 859,715 for the year ended July 31, 2006 as compared to a net loss of $968,121 for the year ended July 31, 2005, a decrease of 11.20%.

	2006	2005
REVENUE
Sales	$296,287	$713,135
Royalty	447,500
Total Revenue	743,787	713,135

COST OF SALES	145,894	464,179

SELLING and GENERAL ADMINISTRATIVE	1,415,784	905,676

DEPRECIATION and AMMORTIZATION	20,974	17,820

INTEREST	20,850	293,581
Total Expenses	1,603,502	1,681,256

NET LOSS	$(859,715)	$(968,121)

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2006 was $ 4,858 and $17,183 at July 31, 2005. Our inventory increased for the same period from $82,206 to $352,197 or 328.5%;

Megola is also pursuing other financial resources to augment its cash requirements for retirement of debt, expansion of operations and acquisition of suitable companies and products.

Our success and ongoing financial viability is contingent upon its selling of our products and the related generation of cash flows. We evaluate our liquidity and capital needs on a continuous basis and based on our requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet our additional capital needs, or that any such terms or conditions of any such financing would be favorable to us. Both our current growth and expanded business involve significant financial risk and require significant capital investment.

One customer accounted for 59% of sales in 2006. One customer accounted for 68% of sales in 2005. One vendor accounted for 68% of cost of goods sold in 2006. One vendor accounted for 84 % of cost of goods sold in 2005.

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
Corunna, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Megola, Inc. as of July 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2006 and 2005. These financial statements are the responsibility of Megola’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megola, Inc. as of July 31, 2006 and the results of its operations and its cash flows for the years ended July 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 14, 2007

MEGOLA, INC.
CONSOLIDATED BALANCE SHEET
July 31, 2006

ASSETS	2006

Current Assets
Cash	$4,858
Inventory	352,197
Total Current Assets	357,055

Property and Equipment, Net of Accumulated Depreciation of $42,802	12,278
TOTAL ASSETS	$369,333

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$48,841
Accounts Payable	290,930
Distributor Deposits Accrued Interest - related parties	4,361 14,816
Accrued Expenses	85,448
Notes payable - related parties	86,857
Total Current Liabilities	531,253
TOTAL LIABILITIES	531,253

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 Par Value 50,000,000 Shares Authorized, 37,716,029 Shares Issued and Outstanding,	37,716
Additional Paid In Capital	4,157,582
Accumulated Deficit	(4,337,973)
Cumulative Translation Adjustment	(19,245)
Total Stockholders' Deficit	(161,920)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$369,333

The accompanying footnotes are an integral part of the consolidated financial statements.

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended July 31, 2006 and 2005

	2006		2005

REVENUE
Sales		$296,287	$713,135
Royalty income		447,500
Total Revenue		743,787	713,135
Cost Of Sales		145,894	464,179
GROSS PROFIT		597,893	248,956

OPERATING EXPENSES:
SELLING, General and Administrative		1,415,784	905,676
DEPRECIATION and AMMORTIZATION		20,974	17,820
INTEREST		20,850	293,581
Total Expenses		1,457,608	1,217,077

NET LOSS APPLICABLE TO COMMON STOCK		$(859,715)	$(968,121)

OTHER COMPREHENSIVE INCOME (EXPENSE)
Foreign currency translation		52,328	(109,568)
Net Comprehensive loss	$	(807,387)	$(1,077,689)
		(0.02)	(0.03)
Weighted average shares outstanding		36,853,879	32,368,754

The accompanying footnotes are an integral part of the consolidated financial statements.

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JULY 31, 2006 and 2005

	Common Stock
	Shares	Par	Other Comprehensive Income (Loss)	Additional Paid In Capital	Accumulated Deficit	Totals
July 31, 2004	27,814,550	$27,814	$37,995	$2,236,045	$(2,510,137)	(208,283)
Stock Issued for Services	1,500,000	1,500	-	555,900		557,400
Discount on Notes Payable	-	-	-	112,500	-	112,500
Stock for Debt	5,052,879	5,053	-	398,913	-	403,966
Stock for Intangible Assets	300,000	300	-	110,700	-	111,000
Stock for Cash	350,000	350	-	349,650	-	350,000
Net Loss Applicable to Common Shareholders	-	-	-	-	(968,121)	(968,121)
Foreign Currency	-	-	(109,568)	-	-	(109,568)

July 31, 2005	35,017,429	$35,017	$(71,573)	$3,763,708	$(3,478,258)	$248,894

Stock Issued for Services	1,575,000	1,575	-	282,638	-	284,213
Discount on Notes Payable	-	-	-		-
Stock for Debt	1,123,600	1,124	-	111,236	-	112,360
Net Loss Applicable to Common Shareholders	-	-	-	-	(859,715)	(859,715)
Foreign Currency	-	-	52,328	-	-	52,328
July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	$(161,920)

The accompanying footnotes are an integral part of the consolidated financial statements.

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss applicable to common shareholders	$(859,715)	$(968,121)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation & Amortization	20,974	17,820
Asset Impairment	99,899
Bad Debt Expense & Increase in inventory reserve	203,384
Shares for Services	284,213	557,400
Amortization Beneficial Conversion Feature		272,656
Changes in assets and liabilities:
Accounts Receivable	247,975	(341,447)
Other current assets	11,762	(2,419)
Inventory	(323,905)	(9,681)
Prepaid Expenses	143,492	-
Accounts Payable	(88,262)
Accrued Expenses & Other	102,676	320,817
Deferred Revenue	4,361	-
Net Cash Used by Operating Activities	(153,146)	(152,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for Anticipated merger	-	(143,492)
Purchase of fixed assets	-	(2,506)
Net Cash Used in Investing Activities	-	(145,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Investor Loans	212,829	112,500
Principal Payments on Investor Loans	(124,465)	(6,344)
Proceeds from the sale of Common Stock		350,000
Net Cash Provided by (Used in) Financing Activities	88,364	456,156

EFFECT OF EXCHANGE RATE CHANGES ON CASH	52,457	(140,441)

NET INCREASE (DECREASE) IN CASH	(12,325)	16,742

BEGINNING CASH BALANCE	17,183	441

ENDING CASH BALANCE	$4,858	$17,183

SUPPLEMENTAL DISCLSOURES
Cash Paid For Interest	$-	$415

Non Cash Transactions:
Debt exchange for shares of common stock	$100,000	$403,996
Shares for accrued interest on debt	$12,360	$-
Purchase of intangible assets for common shares	$-	$111,000

The accompanying footnotes are an integral part of the consolidated financial statements.

MEGOLA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2006

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

Principles of Consolidation

Megola’s consolidated financial statements include the accounts of Megola and it’s wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe our critical estimates are depreciation rates, calculation of impairments, reserves established for receivables, income taxes and contingencies.

Currency and foreign exchange

Megola determined its functional currency is the Canadian Dollar as substantially all of its operations are in Canada. Megola’s reporting currency is U.S. dollars.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2006, the exchange rate for the Canadian Dollar was $1.00 U.S. for $1.17 Canadian.

Although the economic situation in Canada has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect Megola's operations. The devaluation or valuation of the Canadian Dollar in relation to the U.S. dollar may have significant effects on Megola's consolidated financial statements.

Cash Equivalents

For purposes of the statement of cash flows, Megola considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Megola considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured.

In the case of exclusive agreements with distributors, finished goods are shipped directly FOB manufacturer/point of assembly. Megola offers no independent warranty and refers any warranty claims to the manufacturer for products it sells. Therefore, Megola recognizes revenue under these agreements when the goods are shipped. Megola recognized royalty revenue as they are informed that such payments are due.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and loans payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. No adjustments have been made in the current period.

Allowance for Doubtful Accounts

Megola does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer’s financial conditions. Megola determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Megola’s previous loss history. Megola provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of July 31, 2006 and 2005, Megola has determined that no allowance for doubtful accounts is required. During the fiscal year ending July 31, 2006, Megola determined that their accounts receivable were not collectable and as a result recorded bad debt expense of $149,473.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Depreciation expense for the years ended July 31, 2006 and 2005 was $20,974 and $17,820, respectively.

Income Taxes

Megola accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the period ending June 30, 2006 and 2005.

Impairment of Long-Lived Assets

Long-lived assets require the recognition of an impairment loss whenever it is indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying value

As of July 31, 2006 and 2005, Megola reflected impairment amounting to $99,899 and $0, respectively, on its long-term assets specifically acquired technology. The acquired technology which Megola could not demonstrate effectively development of as of December 31, 2006 consisted of Bioguard Ultraviolet Water Treatment Systems, models, technology and customer lists.

Inventory

Inventory is valued at the lower of cost (determined on a first -in, first-out method) or market. Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated market value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the fiscal years ended July 31, 2006 and 2005 impairment expense was $53,911 and $0, respectively related to inventory impairments. Management has determined that no valuation allowance for obsolete inventory is necessary at July 31, 2006 and 2005.

Stock-Based Compensation

Megola accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. Veracity accounts for the stock options issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services Under FASB Statement no. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. Megola has adopted SFAS 123(R) and applied it in the period presented.

Loss Per Common share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Megola incurred recurring net losses chargeable to common shareholders of $ 859,715 and $968,121 in fiscal 2006 and 2005, respectively, and has an accumulated deficit of $ 4,337,973 as of July 31, 2006. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

NOTE 3 - ROYALTY INCOME

One of the company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products

NOTE 4 - INCOME TAXES

Income taxes are not due since Megola has had losses since inception. Since inception, Megola has had approximately $2,203,709 in the U.S. dollar value of Canadian net operating losses for tax purposes, which expire in Canada in Fiscal years 2010 thru 2014.

The components of deferred taxes are as follows:

Deferred tax assets
Net operating loss carryforwards	$771,298
Less: valuation allowance	$(771,298)
Current net deferred tax assets	$-

NOTE 5 - COMMITMENTS

Megola currently has one office lease which expires December 31, 2008.
Minimum lease payments are due as follows:

Year Ended July 31, 2007	$16,776
Year Ended July 31, 2008	16,776
Year Ended July 31, 2009	6,990
Total	$40,542

NOTE 6 - COMMON STOCK

On August 29, 2005, one of the former officers exercised his option to convert $100,000 notes payable, plus accrued interest of $12,360 due to him into 1,123,600 shares of Megola's common stock at a price of $0.10 per share.

On September 14, 2005, Megola issued 1,200,000 shares of its common stock, to a vendor under an agreement for services, valued at $252,000.

On February 2, 2006, Megola issued 375,000 shares of its common stock for professional services, under an agreement, valued at $32,213 based upon the closing stock price at the award measurement date.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ending July 31, 2006, Megola borrowed $86, 857 from several of its shareholders. The loans are payable on demand and has no stated interest rate. Management used an effective interest rate of 9% to impute interest.

NOTE 8 - SEGMENT REPORTING

Megola sells in North America and China, and has two reportable geographic segments, with summary information as follows:

	North America	International	Total
Year Ended July 31, 2006
Revenues	$310,602	$433,185	$743,787
Net Loss	$(859,715)	-	$(859,715)
Depreciation	$-	$20,974	$20,974
Interest Expense	$-	$20,850	$20,850
Total Assets		$369,333	$369,333

Year Ended July 31, 2005	North America	International	Total
Revenues	$653,753	$59,382	$713,135
Net Loss	$(333,056)	$(635,065)	$(968,121)
Depreciation	$-	$6,720	$17,820
Interest Expense	$-	$293,581	$293,581
Total Assets	$-	$781,281	$781,281

NOTE 9-CONCENTRATIONS

During 2006, one customer accounted for 59% of sales, in addition one customer accounted for 68% of the sales for 2005. One vendor accounted for 68% of cost of goods for 2006 and one vendor accounted for 84% of cost of goods for 2005.

PART II - ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART III - ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure control and procedures. Our management, including our Chief Executive Officer, has determined that the effectiveness of disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are inadequate as of July 31,2006. Our auditors, Malone & Bailey, P.C. have advised us that, under standards established by the Public Company Oversight Accounting Board (United States), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors’ judgment, could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

Malone & Bailey, P.C. had advised our management that, in Malone & Bailey’s opinion, there were reportable conditions during 2005 which constituted “material weaknesses” in internal controls. The weakness concerned the application of ordinary accounting principles in the area of the Company’s financing transactions, and resulted from the fact that the Company needs additional personnel and outside consulting expertise with respect to the application of some of the more complex accounting principles to its financial statements. While all of these transactions were recorded, Malone & Bailey in their audit work noted instances where adjustments to the Company’s financial statements were required.

As a result of the material weaknesses described above, our management, including our Chief Executive Officer, has determined that our disclosure controls and procedures were not effective as of July 31,2006. The Company is considering engaging outside expertise to enable the Company to properly apply complex accounting principles to its financial statements, when necessary. The implementation of these plans will be largely dependent upon the future cash flows of the Company.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II - ITEM 8B. OTHER INFORMATION

None—Not Applicable

PART III

PART III - ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position

Joel Gardner	39	Chief Executive Officer, Director, President

Don Greer	71	COO, Director

Todd Clark	44	Secretary Director

Joel Gardner joined Megola as president, CEO and Director in August 2000. From November 13, 1998 to July 2000, he was vice president of Aqua-Cristall Limited. From September 1990 to August 1998, he played professional hockey. In 1990 he received a BA, education major, minor in geology from Colgate University, NY.

Mr. Don Greer joined us as COO in September 2004. He became a director in December 2004. He devotes approximately 40% of his time to our business. From October 2001 to date, he has been manager of Canadian sales for Inpro/Seal, Rock Island IL, a manufacturer of bearing seals. From January 2000 to October 2001, he was a manufacturing representative for a Chicago IL based manufacturer of lubricants. From May 1995 to December 20999, he was director of sales and marketing - industrial group for Chicago Rewhide, Elgin IL. He received a BS in Chemistry from Queens, Dundee Scotland in 1963.

Mr. Todd Clark joined Megola as director in October 2000. He has been in management positions with Ron Clark Motors since 1981. In May, 1981 he received a Diploma from Fanshawe College.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended July 31 2006 beneficial owners complied with Section 16(a) filing requirements applicable to them.

PART III - ITEM 10. EXECUTIVE COMPENSATION

The following sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended July 31, 2005 by our Chief Executive Officer; received $ 63,000 for fiscal year 2006. No other executive officers received aggregate compensation during our last fiscal year that exceeded, or would exceed on an annualized basis, $100,000.

EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

(a)
Our company’s Chief Executive Officer (CEO) is to receive an annual salary of $67,727 USD.; He has received $-0- for this year, however, he expects he will be compensated in stock and/or cash sometime in 2007.

(b)	Don Greer, our Chief Operating Officer, works two days per week and receives a salary of $ 322.50 USD per day;

Employment Contracts or Arrangements

We do not have employment agreements. We have no agreements to pay any of our officers any compensation, except as set forth above,

Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors; however, Don Greer received 15,000 common shares for services as director. Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. Megola currently does expect to give director compensation in the future.

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

	Amount and Nature of	Percentage
Name of Beneficial Owner	Beneficial Ownership	of Class(1)
Joel Gardner	3,378,297(2)	9.0%
Todd Clark	2,046,204	5.4%
Don Greer	15,000

All executive officers and directors as a group-3 persons have 5,439,501 shares or 14.4%

(1) Based on 37,716,029 shares of common stock issued and outstanding as of July 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

PART III - ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART III - ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Form: 8-K Filing Date: 7/7/2006
Form: 8-K Filing Date: 7/31/2006

Item 31 Certification
Item 32 Certification

PART III - ITEM 14. FEES FOR ACCOUNTING SERVICES

We paid Malone & Bailey, PC fees for auditing services of $29,363 during fiscal 2006.  There were no non-audit fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Megola Inc.
(Registrant)

Signature	Title	Date
Joel Gardner	President (CEO) and Director, Principal Executive Officer, and Principal Financial and Accounting Officer	November 13,2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Joel Gardner	Chief Executive Officer	November 13, 2006
Todd Clark	Director	November 13, 2006
Don Greer	Chief Operating Officer	November 13, 2006