Form 10QSB
period 2006-10-31
MEGOLA INC
filed 2008-01-15
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2006

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

MEGOLA, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	88-0492605
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER INDENTIFICATION NO.)

SEC File Number: 000-49815

446 Lyndock St., Suite 102 Corunna, ON	N0N 1G0
(Address of Principal Executive Offices)	(Zip Code)

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

Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|    No  |X|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,986,029 at October 31, 2006

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola Inc. Interim Consolidated Financial Statements - Unaudited
Three Months Ended October 31, 2006 (Amounts expressed in US dollars)

MEGOLA, INC. CONSOLIDATED BALANCE SHEET (Amounts expressed in US dollars)
	October 31, 2006	July 31, 2006	October 31, 2005
	(Unaudited)	(Audited)	(Unaudited)

ASSETS
Cash	$0	$4,858	$5,498
Accounts receivable	10	0	426,004
Inventory	349,569	352,197	69,056
Prepaid expenses	5,616	0	0
Deposits	0	0	143,492
Loan receivable - related party	0	0	6,653
	355,195	357,055	650,703

Property and equipment	10,637	12,278	22,532
Intangible assets	0	0	94,350
	$365,832	$369,333	$767,585

LIABILITIES
Bank overdraft	$63,929	$48,841	$48,952
Notes payable - related parties	155,927	86,857	0
Accounts payable	155,945	290,930	358,661
Distributor deposits	4,012	4,361	0
Accrued interest	15,317	14,816	6,338
Accrued expenses	178,380	85,448	16,003
Loans from investors	0	0	15,000
	573,510	531,253	444,954

STOCKHOLDERS' EQUITY
Capital stock	47,986	37,716	37,341
Additional paid in capital	4,560,112	4,157,582	4,125,744
Accumulated deficit	(4,792,629)	(4,337,973)	(3,821,141)
Other comprehensive income:
Foreign currency translation	(23,147)	(19,245)	(19,313)
	(207,678)	(161,920)	322,631
	$365,832	$369,333	$767,585

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC. CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED
	October 31, 2006	October 31, 2005

Income - sales	$1,514	$162,187
Income - royalties	40,000	40,000
TOTAL REVENUE	41,514	202,187

Cost of sales	1,893	109,678
Selling	11,710	8,555
General and administrative	490,905	412,890
Depreciation	1,693	7,934
Interest	3,467	463
Amortization	0	5,550
TOTAL EXPENSES	509,668	545,070

NET LOSS	(468,154)	(342,883)

Foreign currency translation adjustment	13,498	52,260

COMPREHENSIVE LOSS	(454,656)	(290,623)

Deficit, beginning of period	(4,337,973)	(3,530,518)
DEFICIT, END OF THE PERIOD	$(4,792,629)	$(3,821,141)

Weighted average common shares outstanding	45,235,268	36,425,151

Basic and fully diluted loss per share	$(0.010)	$(0.009)

Basic and fully diluted comprehensive loss per share	$(0.010)	$(0.008)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED
	October 31, 2006	October 31, 2005

OPERATING ACTIVITIES
Net loss for the period	$(468,154)	$(342,883)
Add (subtract) items not involving cash:
Amortization of property and equipment	1,693	7,934
Amortization of intangible assets	0	5,550
Cash flow from operations	(466,461)	(329,399)

Cash effect of changes in:
Accounts receivable	(10)	(28,574)
Inventory	2,628	13,147
Prepaid expenses	(5,616)	0
Loans receivable	0	(6,653)
Other assets		11,762
Bank overdraft		14,578
Notes payable - related parties		(1,302)
Accounts payable	(134,985)	14,205
Accrued expenses	92,932	(18,004)
Accrued interest	501	(11,910)
Distributor deposits	(349)
Shares issued for service	412,800	364,360
Cash flows from operating activities	(98,560)	22,210

INVESTING ACTIVITIES

Acquisition of property and equipment	(52)	(1,155)
Cash flows from investing activities	(52)	(1,155)

FINANCING ACTIVITIES
Notes payable-related parties	69,070	0
Loans from investors	0	(85,000)
Cash flows used in financing activities	69,070	(85,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,596	52,260
NET DECREASE IN CASH AND EQUIVALENTS DURING
THE PERIOD	(19,946)	(11,685)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	(43,983)	17,183
CASH AND EQUIVALENTS, END OF PERIOD	$(63,929)	$5,498

SUPPLEMENTAL DISCLOSURES:

Interest	$3,467	$463

Non-cash transactions:
Debt exchange for 1,123,600 shares of common stock	$0	$112,360

See accompanying notes to unaudited interim consolidated financial statements

Megola Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
October 31, 2006

			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals

Balances, July 31, 2004	27,814,550	27,814	37,995	2,236,045	(2,510,137)	(208,283)

Stock Issued for Services	1,500,000	1,500	-	555,900		557,400
Discount on Notes Payable	-	-	-	112,500	-	112,500
Stock for Debt	5,052,879	5,053	-	398,913	-	403,966
Stock for Intangible Assets	300,000	300	-	110,700	-	111,000
Stock for Cash	350,000	350	-	349,650	-	350,000
Net Loss Applicable to
Common Shareholders	-	-	-	-	(968,121)	(968,121)
Foreign Currency	-	-	(109,568)	-	-	(109,568)

Balances, July 31, 2005	35,017,429	35,017	(71,573)	3,763,708	(3,478,258)	248,894

Stock Issued for Services	1,575,000	1,575	-	282,638	-	284,213
Discount on Notes Payable	-	-	-		-
Stock for Debt	1,123,600	1,124	-	111,236	-	112,360
Net Loss Applicable to
Common Shareholders	-	-	-	-	(859,715)	(859,715)
Foreign Currency	-	-	52,328	-	-	52,328

Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock for Cash	-	$-	-	-	-	-
Stock for Intangible Assests	-	-	-	-	-	-
Stock for Debt	-	-	-	-	-	-
Stock Issued For Services	10,270,000	10,270	-	402,530	-	412,800
Discount on Notes Payable	-	-	-	-	-	0
Net Loss	-	-	-	-	(454,656)	(454,656)

Foreign Currency	-	-	(3,902)	-	-	(3,902)

Balances, October 31, 2006	47,986,029	$47,986	$(23,147)	4,560,112	$(4,792,629)	$(207,678)

Stock Issued for Services	-	$-	$-	-	$-	$-
Discount on Notes Payable	-	-	-	-	-	-
Stock for Debt	-	-	-	-	-	-
Stock for Intangible Assests	-	-	-	-	-	-
Stock for Cash	-	-	-	-	-	-
Net Loss	-	-	-	-	(24,484)	(24,484)

Foreign Currency	-	-	-	-	-	-

Balances, January 31, 2007	47,986,029	$47,986	$(23,147)	4,560,112	$(4,817,113)	$(232,162)

See accompanying notes to unaudited interim consolidated financial statements

Notes to Unaudited Interim Consolidated Financial Statements for the 3 Months ended October 31, 2006 -
(Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

The accompanying unaudited interim consolidated financial statements of Megola, Inc. (the "Company" or “Megola”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Megola's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported in the 10-KSB have been omitted.

2.	ROYALTY INCOME

One of the Company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products.

3.	GOING CONCERN

These unaudited interim consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company has planned to obtain additional capital through various financing arrangements to service its current working capital requirements, any additional or unforeseen obligations or to implement any future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These unaudited interim consolidated financial statements do not include any adjustments for this uncertainty.

4.	RECENTLY ISSUED UNITED STATES ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No.48), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No.108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year of years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning April 1, 2007. The implementation of SAB

No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including an amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measures”. The company is currently evaluating the impact of SFAS No. 159 on its unaudited interim consolidated financial statements.

5.	SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

	North America	International	Total
Three months ended October 31, 2006
Revenues	$1,514	$40,000	$41,514
Net Loss	$468,154	$-	$468,154
Depreciation	$-	$-	$-
Interest Expense	$-	$3,467	$3,467
Total Assets	$-	$365,832	$365,832

	North America	International	Total
Three months ended October 31, 2005
Revenues	$153,153	$49,034	$202,187
Net Loss	$235,784	$107,099	$342,883
Depreciation	$-	$-	$-
Interest Expense	$-	$463	$463
Total Assets	$-	$767,585	$767,585

6.	CAPITAL STOCK

On August 22, 2006, Megola issued 200,000 shares of its common stock for professional fees, under its Stock Incentive Program for Employees and Consultants, valued at $10,000.

On August 22, 2006, Megola issued 8,200,000 restricted shares of its common stock, for consulting fees under its Stock Incentive Program for Employees and Consultants, valued at $328,000.

On September 11, 2006, Megola issued 1,870,000 restricted shares of its common stock, for consulting fees under its Stock Incentive Program for Employees and Consultants, valued at $74,800.

7.	RELATED PARTY TRANSACTIONS

During the quarter ending October 31, 2006, Megola borrowed $69,070 from several of its shareholders. The loans are unsecured, non-interest bearing and are payable on demand.

8.	COMPARATIVE BALANCES

Certain amounts presented at July 31, 2006 have been reclassified to conform to presentation at October 31, 2006.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended October 31, 2006

MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about Megola, Inc.'s (the Company” or “Megola”) business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Megola's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

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

GOING CONCERN
Megola's net loss for the three months ended October 31, 2006 vs. three months ended October 31, 2005 increased 36.5% from $342,883 to $468,154 and has accumulated deficits of $ 4,792,629 as of October 31, 2006. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on one customer, H203 Solutions for sales accounting for approximately 93% of our revenues in the first 3 months of fiscal year 2007. The same vendor accounted for 100 % of cost of goods for the first 3 months of fiscal year 2007. Sales of the ScaleGuard devices accounted for 97% and the AirGuardian units accounted for 3 % of our total gross revenues in the first 3 months of fiscal year 2007.

Commencing in our fiscal year 2006, we entered into an agreement with H2O3 Solutions, one of the Company's manufacturers, to allow them to sell a residential and small commercial ScaleGuard system directly throughout Asia. By agreement, Megola is entitled to a royalty payment from the sales of these two products.

RESULTS OF OPERATIONS

Three months ended October 31, 2006 vs. three months ended October 31, 2005.

Our revenues for the three months ended October 31, 2006 vs. three months ended October 31, 2005 decreased 79.47% from $202,187 to $41,514 due to a reduction in sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives it is intended to increase sales staff in the future.
Our cost of sales for the three months ended October 31, 2006 vs. three months ended October 31, 2005 decreased 98.27% from $109,678 to $1,893. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues and receiving royalty payments to which we do not incur any cost of sales. 94% of our 3 month revenues were royalties.

Our general and administrative expenses for the three months ended October 31, 2006 vs. three months ended October 31, 2005 increased 18.89% from $412,890 to $490,905 because of the combination of an increase in costs of stock for services and a decrease in payroll. 84.09% or $412,800 was the percentage and amount respectively for stock for services attributed to our G&A.

Our interest expense for the three months ended October 31, 2006 vs. three months ended October 31, 2005 increased 648.81% from $463 to $3,467 because of the Company's increased interest owing towards payroll deductions.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending October 31, 2006 have been prepared assuming we continue as a going concern.

At October 31, 2006, we had an accumulated deficit of $ 4,792,629. We had a bank overdraft of $63,929 at October 31, 2006.

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

Item 3. CONTROLS AND PROCEDURES

Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation, which disclosed deficiencies with respect to the Company's internal control procedures over financial reporting, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are ineffective as of the end of the period covered by this report due to limited resources and personnel. With additional funding the Company intends to hire additional resources to assist with financial reporting disclosures controls and procedures.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON S-8

Form: S-8	Filing Date: August 21, 2006

Form: PRE 14A	Filing Date: August 29, 2006

Form: DEF 14A	Filing Date: September 8, 2006

Form: 8-K	Filing Date: September 27, 2006

Exhibit Name and/or Identification of Exhibit Number

31	Certification
32	Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGOLA, INC. (Registrant)

By:	/s/ Joel Gardner
Joel Gardner
President, CEO, Principal Financial Officer and Principal Accounting Officer

Date: January 15, 2008