Form 10QSB/A
period 2006-10-31
MEGOLA INC
filed 2008-02-11
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,986,029 at October 31, 2006

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola Inc. Interim Consolidated Financial Statements – Unaudited
Three Months Ended October 31, 2006 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEET
(Amounts expressed in US dollars)

	October 31, 2006	July 31, 2006
	(Unaudited)	(Audited)

ASSETS
Cash	-	4,858
Accounts receivable	10	-
Inventory	349,569	352,197
Prepaid expenses	5,616	-
Deposits	-	-
Loan receivable - related party	-	-
	355,195	357,055

Property and equipment	10,637	12,278
Intangible assets	-	-
	$365,832	$369,333

LIABILITIES
Bank overdraft	63,929	48,841
Notes payable - related parties	155,927	86,857
Accounts payable and accrued liabilities	334,325	376,378
Distributor deposits	4,012	4,361
Accrued interest	15,317	14,816
	573,510	531,253

STOCKHOLDERS' EQUITY
Capital stock	47,986	37,716
Additional paid in capital	4,560,112	4,157,582
Accumulated deficit	(4,792,629)	(4,337,973)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(23,147)	(19,245)
	(207,678)	(161,920)
	$365,832	$369,333

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)

	FOR THE 3 MONTHS ENDED
	October 31, 2006	October 31, 2005

Income - sales	$1,514	$162,187
Income - royalties	40,000	40,000
TOTAL REVENUE	41,514	202,187

Cost of sales	1,893	109,678
Selling	11,710	8,555
General and administrative	477,407	412,890
Depreciation	1,693	7,934
Interest	3,467	463
Amortization	0	5,550
TOTAL EXPENSES	496,170	545,070

NET LOSS	(454,656)	(342,883)

Foreign currency translation adjustment	(3,902)	52,260

COMPREHENSIVE LOSS	(458,558)	(290,623)

Weighted average common shares outstanding	45,235,268	36,425,151

Basic and fully diluted loss per share	$(0.010)	$(0.009)

Basic and fully diluted comprehensive loss per share	$(0.010)	$(0.008)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (Amounts expressed in US dollars)

	FOR THE 3 MONTHS ENDED
	October 31, 2006	October 31, 2005

OPERATING ACTIVITIES
Net loss for the period	(454,656)	(342,883)
Add (subtract) items not involving cash:
Amortization of property and equipment	1,693	7,934
Amortization of intangible assets	-	5,550
Cash flow from operations	(452,963)	(329,399)

Cash effect of changes in:
Accounts receivable	(10)	(28,574)
Inventory	670	13,147
Prepaid expenses	(5,616)	-
Loans receivable	-	(6,653)
Other assets		11,762
Bank overdraft		14,578
Accounts payable and accrued liabilities	(32,590)	(3,799)
Accrued interest	100	(11,910)
Distributor deposits	3,634
Shares issued for service	412,800	364,360
Cash flows from operating activities	(73,975)	23,512

INVESTING ACTIVITIES

Acquisition of property and equipment	(52)	(1,155)
Cash flows from investing activities	(52)	(1,155)

FINANCING ACTIVITIES
Notes payable-related parties	77,918	(1,302)
Loans from investors	-	(85,000)
Cash flows used in financing activities	77,918	(86,302)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,837)	52,260
NET DECREASE IN CASH AND EQUIVALENTS DURING THE PERIOD	(19,946)	(11,685)
CASH AND EQUIVALENTS (BANK OVERDRAFT), BEGINNING OF PERIOD	(43,983)	17,183
CASH AND EQUIVALENTS (BANK OVERDRAFT), END OF PERIOD	(63,929)	5,498

SUPPLEMENTAL DISCLOSURES:

Interest	$3,467	$463

Non-cash transactions:
Debt exchange for 1,123,600 shares of common stock	$0	$112,360

See accompanying notes to unaudited interim consolidated financial statements

Megola Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
October 31, 2006

			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2004	27,814,550	27,814	37,995	2,236,045	(2,510,137)	(208,283)

Stock Issued for Services	1,500,000	1,500	-	555,900		557,400
Discount on Notes Payable	-	-	-	112,500	-	112,500
Stock for Debt	5,052,879	5,053	-	398,913	-	403,966
Stock for Intangible Assets	300,000	300	-	110,700	-	111,000
Stock for Cash	350,000	350	-	349,650	-	350,000
Net Loss Applicable to Common Shareholders	-	-	-	-	(968,121)	(968,121)
Foreign Currency	-	-	(109,568)	-	-	(109,568)

Balances, July 31, 2005	35,017,429	35,017	(71,573)	3,763,708	(3,478,258)	248,894

Stock Issued for Services	1,575,000	1,575	-	282,638	-	284,213
Discount on Notes Payable	-	-	-		-
Stock for Debt	1,123,600	1,124	-	111,236	-	112,360
Net Loss Applicable to Common Shareholders	-	-	-	-	(859,715)	(859,715)
Foreign Currency	-	-	52,328	-	-	52,328

Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock for Cash	-	$-	-	-	-	-
Stock for Intangible Assests	-	-	-	-	-	-
Stock for Debt	-	-	-	-	-	-
Stock Issued For Services	10,270,000	10,270	-	402,530	-	412,800
Discount on Notes Payable	-	-	-	-	-	0
Net Loss	-	-	-	-	(454,656)	(454,656)

Foreign Currency Translation Adjustment	-	-	(3,902)	-	-	(3,902)

Balances, October 31, 2006	47,986,029	$47,986	$(23,147)	4,560,112	$(4,792,629)	$(207,678)

MEGOLA INC.
Notes to Unaudited Interim Consolidated Financial Statements for the 3 Months ended October 31, 2006 – (Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

5.	SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

	North America		International	Total
Three months ended October 31, 2006
Revenues		$1,514	$40,000		$41,514
Net Loss		$454,656	-		$454,656
Depreciation		$-	$-	$
Interest Expense	$		$3,467		$3,467
Total Assets			$365,832		$365,832

	North America		International		Total
Three months ended October 31, 2005
Revenues		$153,153		$49,034		$202,187
Net Loss		$235,784		$107,099		$342,883
Depreciation		$-	$		$
Interest Expense	$			$463		$463
Total Assets		$-		$767,585		$767,585

6.	CAPITAL STOCK

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

During the quarter ending October 31, 2006, Megola borrowed $77,918 from several of its shareholders. The loans are unsecured, non-interest bearing and are payable on demand.

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

GOING CONCERN

Megola's net loss for the three months ended October 31, 2006 vs. three months ended October 31, 2005 increased 32.60% from $342,883 to $454,656 and has accumulated deficits of $ 4,792,629 as of October 31, 2006. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Our general and administrative expenses for the three months ended October 31, 2006 vs. three months ended October 31, 2005 increased 15.63% from $412,890 to $477,407 because of the combination of an increase in costs of stock for services and a decrease in payroll. 86.47% or $412,800 was the percentage and amount respectively for stock for services attributed to our G&A.

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

Date: February 08, 2008