Form 10QSB
period 2007-01-31
MEGOLA INC
filed 2008-02-11
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2007
Or
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

Yes ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,986,029 at January 31, 2007.

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola Inc. Interim Consolidated Financial Statements – Unaudited
Three Months Ended January 31, 2007 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED INTERIM BALANCE SHEET
(Amounts expressed in US dollars)
	January 31, 2007	July 31, 2006
	(Unaudited)	(Audited)

ASSETS
Cash		4,858
Accounts receivable	41,315	-
Inventory	351,722	352,197
Prepaid expenses	13,254	-
Deposits	-	-
Loan receivable - related party	-	-
	406,291	357,055

Property and equipment	8,986	12,278
Intangible assets	-	-
	415,277	369,333

LIABILITIES
Bank overdraft	26,644	48,841
Notes payable - related parties	264,350	86,857
Accounts payable and accrued liabilities	337,963	376,378
Distributor deposits	1,361	4,361
Accrued interest	15,418	14,816
	645,736	531,253

STOCKHOLDERS' EQUITY
Capital stock	47,986	37,716
Paid in capital	4,560,112	4,157,582
Accumulated deficit	(4,865,632)	(4,337,973)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	27,075	(19,245)
	(230,459)	(161,920)
	415,277	369,333

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)
	FOR THE 3 MONTHS ENDED		FOR THE 6 MONTHS ENDED
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006

Income - sales	14,317	24,616	15,831	186,803
Income - royalties	42,000	250,000	82,000	290,000
TOTAL REVENUE	56,317	274,616	97,831	476,803

Cost of sales	382	14,994	2,275	124,672
Selling	10,606	-	22,316	-
General and administrative	113,882	128,669	591,723	550,114
Depreciation	1,661	(348)	3,354	13,136
Interest	2,355	2,570	5,822	3,033
TOTAL EXPENSES	128,886	145,885	625,490	690,955

NET INCOME (LOSS)	(72,569)	128,731	(527,659)	(214,152)

Foreign currency translation adjustment	50,222	(447)	46,320	51,813

COMPREHENSIVE INCOME (LOSS)	(22,347)	128,284	(481,339)	(162,339)

Weighted average common shares outstanding	47,986,029	37,341,029	46,610,649	36,883,090

Basic and fully diluted loss per share	(0.00)	0.00	(0.01)	(0.01)

Basic and fully diluted comprehensive loss per share	(0.00)	0.00	(0.01)	(0.00)
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS (UNAUDITED)
	FOR THE 6 MONTHS ENDED
	January 31, 2007	January 31, 2006

OPERATING ACTIVITIES
Net loss for the period	(527,659)	(214,152)
Add (subtract) items not involving cash:
Amortization of property and equipment and intangible assets	3,354	9,186
Cash flow from operations	(524,305)	(204,966)

Cash effect of changes in:
Accounts receivable	(41,388)	(267,123)
Inventory	(2,823)	7,769
Prepaid expenses	(13,541)	5,109
Loan receivable	-	856
Accounts payable and accrued liabilities	(21,398)	43,174
Distributor deposits	1,399	-
Accrued interest	202	-
Deferred revenue	-	4,361
Shares issued for service	412,800	252,000
Cash flows from operating activities	(189,054)	(158,820)

INVESTING ACTIVITIES
Cash flows used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	177,493	67,836
Repayment of notes payable	-	(1,302)
Proceeds from issuance of common stock	-	2,324
Cash flows used in financing activities	177,493	68,858

EFFECT OF EXCHANGE RATE CHANGES ON CASH	28,900	61,849
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE PERIOD	17,339	(28,113)
CASH AND CASH EQUIVALENTS (BANK OVERDRAFT), BEGINNING OF PERIOD	(43,983)	(17,191)
CASH AND CASH EQUIVALENTS (BANK OVERDRAFT), END OF PERIOD	(26,644)	(45,304)

Cash and Equivalents consists of:
Cash	-	-
Bank Overdraft	(26,644)	(45,304)
	(26,644)	(45,304)

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest	-	-
Income taxes	-	-

Non-cash transactions:
Offset of royalty income receivable with accounts payable		290,500
Debt exchange for 1,123,600 shares of common stock	-	112,360

See accompanying notes to financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' DEFICIT
(Amounts expressed in US dollars)
January 31, 2007

			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2004	27,814,550	27,814	37,995	2,236,045	(2,510,137)	(208,283)

Stock Issued for Services	1,500,000	1,500	-	555,900		557,400
Discount on Notes Payable	-	-	-	112,500	-	112,500
Stock for Debt	5,052,879	5,053	-	398,913	-	403,966
Stock for Intangible Assets	300,000	300	-	110,700	-	111,000
Stock for Cash	350,000	350	-	349,650	-	350,000
Net Loss Applicable to
Common Shareholders	-	-	-	-	(968,121)	(968,121)
Foreign Currency	-	-	(109,568)	-	-	(109,568)

Balances, July 31, 2005	35,017,429	35,017	(71,573)	3,763,708	(3,478,258)	248,894

Stock Issued for Services	1,575,000	1,575	-	282,638	-	284,213
Discount on Notes Payable		-	-		-
Stock for Debt	1,123,600	1,124	-	111,236	-	112,360
Net Loss Applicable to
Common Shareholders	-	-	-	-	(859,715)	(859,715)
Foreign Currency	-	-	52,328	-	-	52,328

Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock for Cash	-	$-	-	-	-	-
Stock for Intangible Assests	-	-	-	-	-	-
Stock for Debt	-	-	-	-	-	-
Stock Issued For Services	10,270,000	10,270	-	402,530	-	412,800
Discount on Notes Payable	-	-	-	-	-	0
Net Loss	-	-	-	-	(527,659)	(527,659)

Foreign Currency Translation Adjustment	-	-	46,320	-	-	46,320

Balances, January 31, 2007	47,986,029	$47,986	$27,075	4,560,112	$(4,865,632)	$(230,459)

MEGOLA INC.
Notes to Unaudited Interim Consolidated Financial Statements for the 6 Months ended January 31, 2007 (Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

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

One of the Company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled to a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) – the fair value option for financial assets and liabilities including an amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measures”. The company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

5.	SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows

	North America	China	Total

6 months ended January 31, 2007
Revenues	$15,831	$82,000	$97,831
Net loss	$527,659	$0	$527,659

6 months ended January 31, 2006
Revenues	$186,803	$290,000	$476,803
Net loss	$214,152	$0	$214,152

6.	CAPITAL STOCK

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

During the six-month period ending January 31, 2007,Megola borrowed $177,493 from several of its shareholders. The loans are unsecured, non-interest bearing and are payable on demand.

8.	COMPARATIVE BALANCES

Certain amounts presented at July 31, 2006 have been reclassified to conform to presentation at January 31, 2007.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended January 31, 2007

MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about Megola, Inc.'s (the “Company” or “Megola”) business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Megola's actual results may differ materially from those indicated by the forward-looking statements.

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

Megola was dependent on one customer, H203 Solutions for sales accounting for approximately 87.6% of our revenues in the first 6 months of fiscal year 2007. The same vendor accounted for 100% of cost of goods for the first 6 months of fiscal year 2007. Sales of the ScaleGuard devices accounted for 99% and the AirGuardian units accounted for 0% of our total gross revenues in the first 6 months of fiscal year 2007.

Commencing our fiscal year 2006, we entered into an agreement with H2O3 Solutions, one of the company's manufacturers, to allow them to sell a residential and small commercial ScaleGuard system directly throughout Asia. By agreement, Megola is entitled a royalty payment from the sales of these two products

RESULTS OF OPERATIONS

Three months ended January 31, 2007 vs. three months ended January 31, 2006.

Our revenues for the three months ended January 31, 2007 vs. three months ended January 31, 2006 decreased 79.49% from $274,616 to $56,317 due to a reduction in sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives it is intended to increase sales staff in the future.

Our cost of sales for the three months ended January 31, 2007 vs. three months ended January 31, 2006 decreased 97.45% from $14,994 to $382. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues and receiving royalty payments to which we do not incur any cost of sales. 75% of our 3 month revenues were royalties.

Our general and administrative expenses for the three months ended January 31, 2007 vs. three months ended January 31, 2006 decreased 11.49% from $128,669 to $113,882 because of the decrease in costs of stock for services which are shown in our G&A.

Our interest expense for the three months ended January 31, 2007 vs. three months ended January 31, 2006 decreased 8.37% from $2,570 to $2,355 because of the company's decreased interest owing towards payroll deductions.

Accordingly, our net income for the three months ended January 31, 2007 vs. three months ended January 31, 2006 decreased from $128,731 to a loss of $72,569.

Six months ended January 31, 2007 vs. Six months ended January 31, 2006.

Our revenues for the six months ended January 31, 2007 vs. six months ended January 31, 2006 decreased 79.48% from $476,803 to $97,831 due to a reduction in sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives it is intended to increase sales staff in the future.

Our cost of sales for the six months ended January 31, 2007 vs. six months ended January 31, 2006 decreased 98.18% from $124,672 to $2,275. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues and receiving royalty payments to which we do not incur any cost of sales. 84% of our 6 month revenues were royalties.

Our general and administrative expenses for the six months ended January 31, 2007 vs. six months ended January 31, 2006 increased 7.56% from $550,114 to $591,723 because of the increase in costs of stock for services which are shown in our G&A.

Our interest expense for the six months ended January 31, 2007 vs. six months ended January 31, 2006 increased 91.96% from $3,033 to $5,822 because of the company's increased interest owing towards payroll deductions.

Accordingly, our net loss for the six months ended January 31, 2007 vs. six months ended January 31, 2006 increased 146.39% from $214,152 to $527,659.

LIQUIDITY AND CAPITAL RESOURCES

The financial statement as of and for the period ending January 31, 2007 has been prepared assuming we continue as a going concern.

At January 31, 2007, we had an accumulated deficit of $4,865,632 and a bank overdraft of $26,644.

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

Item 3.CONTROLS AND PROCEDURES

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON S-8

Form: 8-K	Filing Date: November 17, 2006
Form: 8-K	Filing Date: December 14, 2006
Form: 8-K	Filing Date: January 16, 2007

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