Form 10KSB
period 2007-07-31
MEGOLA INC
filed 2009-01-12
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

MEGOLA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	88-0492605
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER
OF	INDENTIFICATION NO. )
INCORPORATION OR ORGANIZATION)

SEC File Number: 000-49815

704 Mara Street, Suite 111
Point Edward, ON	N7V 1X4
(Address of Principal	(Zip Code)
Executive Offices)

Registrant's telephone number, including area code: Tel: (519) 336-0628

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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,486,029 at July 31, 2007

Megola, Inc.

PART I – DESCRIPTION OF BUSINESS

Item 1. BUSINESS DEVELOPMENT

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

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition. Megola’s stockholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable. Two major stockholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares. Prior to the merger, SuperiorClean had no assets or operations. SuperiorClean’s name was later changed to Megola Inc.

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

For fiscal year ended July 31, 2007 82% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

Business

Our principal executive offices are located at 704 Mara Street, Suite 111, Point Edward, Ontario N7V 1X4. Our telephone number is (519) 336-0628.

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

At July 31, 2007 we had an accumulated deficit of $5,078,725. We had a net loss of $740,752 in fiscal year 2007. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

During the year ending July 31, 2007 our revenues decreased from $743,787 for 2006 to $277,336 for the year ended July 31, 2007.

Item 2. PRINCIPAL PRODUCTS AND SERVICES

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
Zhong Mei Coal Mining Company
Zhujiang Brewery
Country Fresh Dairy
Tim Horton’s Kentucky Fried Chicken Zurn Industries Royal Plastics TRW Automotive Parmalat FritoLay Honeywell DuPont Canada Colgate University

For fiscal year ended July 31, 2007 82% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

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
(manufactured in USA)

1% of our sales were AirGuardian for fiscal year 2007.

Portable Ozone Systems

Equipment Master - Sports equipment Deodorizing unit
Room Blaster - Room Deodorizing unit
Air Care - Room Air Treatment unit
(all units manufactured in China)
We did not have any sales for Ozone Systems for fiscal year 2007.

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

We did not have any sales for Micro-Bio and Waste Water Treatment Systems for fiscal year 2007.

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

HARTINDO LINE OF ANTI-FIRE PRODUCTS

HARTINDO AF11E

1:1 direct drop-in replacement for both Halon 1301 and 1211

Belonging to the Halocarbon group of vapourizing liquid fire extinguishing chemicals AF11E is similar in action to Halon but without any of the environmental or toxicity problems associated with Halons.

Of all the Halocarbon alternatives to Halon ,AF11E has the lowest overall environmental impact.

In common with other Halocarbons Hartindo AF11E is:
• Multi Purpose, effective on A, B, and C class fires
• a Clean Agent, leaving no residue after
• Non Electrically conductive

Unique qualities of Hartindo AF11E

•	Only replacement to Halon that can be used as both a total flooding gas as well as a streaming agent for use in Portable fire extinguishers.

•	The world’s first, and so far only proven, 1:1 direct drop-in replacement for HALON 1301.

HARTINDO AF21

a water-based, non-toxic, non-corrosive, fire inhibitor

Hartindo AF21 is a colourless water based solution that is:
• Non-toxic
• Non-corrosive
• Biodegradable
• Environment friendly

Features:
• Prevents the spread of fire
• Eliminates afterglow
• Treated materials classified Class 0 non-flammable
• Ease of application (spraying, padding, dipping, brushing or fogging)
• Does not affect the look, feel, smell or color of the treated items
• Offers permanent protection from fire once applied

Uses: Suitable for use on all water absorbent as well as many synthetic fibre materials including:
• Curtains
• Carpets and rugs
• Upholstery fabrics
• Mattresses
• Porous wall coverings / Partitions
• Exposed wood surfaces prior to all decorative surface treatments
• Corks
• Dried flowers
• Soft toys
• Polypropylene backed carpets
• 100% polyester
• Paper / Cardboard

Standards and Approvals:
Hartindo AF21 meets all international standards including British Standards (BTTG WIRA & LPC tested to Civil Aviation Authority CAA, UK); US Regulations (tested to Federal Aviation Administration - FAA, USA); SISIR (Singapore); SIRIM (Malaysia) and BPPT (Indonesia).

Testing/Certifications;

▪	ASTM E84 (CLASS A) – surface burning characteristics of building materials
▪	ASTM E84 (with Bluwood) (CLASS A) – various types of wood products – Douglas Fir, Southern Yellow Pine (SYP), SPF, plywood, etc…
▪	16 CFR 1633 – open flame mattress flammability test
▪	ASTM D 3201 – Hygroscopicity Test(compared to Dricon (pressure-treated wood))
▪	NFPA 701- vertical burn test; flame propagation of textiles
▪	NFPA 2112 – flame resistance for protection of industrial personnel against flash fires

HARTINDO AF31

a multi-purpose, water-based, non-toxic, non-corrosive and environmentally friendly fire extinguishing and inhibiting agent

Hartindo AF31 is
• a "Environment Friendly" non Ozone Depleting Substance.
• Water based, biodegradable and non toxic.
• Clean, requires no specialized clean up procedures.
• Effective in portable form on all classes of fire (Class A, B, C, D and F/K)
• Easy to use with it's fast knockdown.
• Able to render objects non-flammable, preventing re-ignition.
• Able to be delivered by conventional water or foam dispersal systems.
• Suitable for use in all water or foam tenders without modification.
• Able to provide rapid extinction of fire with no reignition creating a safe escape route for rescue.
• Most effective media for creating fire breaks when fighting forest fire.
• Suitable for training purposes

Hartindo AF31 eliminates all worries and dangers when fighting reactive fires such as metal, coal, car tire dumps and deep pan oil fires.

Testing/Certifications;

▪	ASTM E84 (CLASS A) – Surface burning characteristics of building materials (to show inhibition of reignition on Class A fires and potential as a fire inhibitor
▪	Aquatic toxicity
▪	Standard toxicity (mammalian) – oral, dermal, eye irritation (prerequisites for NFPA approvals)

Titan 21 Fire Blanket

100% cotton blanket that protects from flash fires as well as direct fire attack

The Titan 21 Fire Blanket can protect people from fire and can also be used to blanket, and extinguish, the fire source. It is ideal for houses, offices, hospitals, hotels, buses, ships, nightclubs, etc. Unlike synthetic fire blankets, that are designed to only withstand flash fire, the 100% cotton Titan 21 Fire Blanket protects from flash fires as well as DIRECT FIRE attack over 1000°C.

Testing/Certifications;

▪	NFPA 701 – flame propagation of textiles
▪	NFPA 2112 – flame resistant garments for protection of industrial personnel against flash fire
▪	International Standard BS 476 Part 6 & Part 7: Class 0 (LPC BRE UK, SIRIM Malaysia and BOMBA Malaysia)

DECTAN
a water-based, environmentally friendly rust converter and priming agent

DECTAN is a complex mixture of a Vinyl Acrylic Copolymer and Tannic Acid. When used to treat corroded steel and iron surfaces, it neutralizes the corrosion process by converting the rust into a blueblack metallo-organic complex which passivates the surfaces. It has been tested and certified as fit for use for the carriage of grain and can also be used in sensitive foodstuff areas.

DECTAN can also be applied to non-finished wooden structures as a priming agent and may be coated when cured with any conventional paint using brush, roller or spray.

DECTAN resists spillage to a wide range of corrosive chemicals including strong acids, alkalis, aliphatic solvents, alcohols, glycols, petrol, crude oil and diesel oil. It is designed for application by spray and brush and dries to the touch in as little as 10 minutes to two hours depending on temperature, humidity and air movement.

Testing/Certifications;

▪	ASTM B117 – continuous salt-spray test

For fiscal year ended July 31, 2007 17% of our revenues were generated from sales of Hartindo Fire Products.

Employees

We currently have 4 full-time employees and 1 part-time employee

Item 3. DESCRIPTION OF PROPERTY

Description of Property

Our principal executive offices are located at 704 Mara Street, Suite 111, Point Edward, Ontario N7V 1X4. We lease this 2,600 square foot facility at a rental of $3,683 per month for a five-year term ending August 1, 2013. This facility consists of an office and administration area. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

Our telephone number at the above location is 519-336-0628

We do not intend to renovate, improve, or develop properties. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 4. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ROYALTY INCOME:

One of the company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled to a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products

Unregistered sales of common stock

Megola has issued 48,486,029 unregistered shares as of July 31, 2007

Reclassification

Certain amounts presented at July 31, 2006 have been reclassified to conform to presentation at July 31, 2007.

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Holders
As of July 31, 2007, we had 131 holders of record of our common stock and 1,245 NOBO (non objective beneficial owner)

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Reports to Stockholders

We have become subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. We intend to voluntarily send an annual report with audited consolidated financial statements to our security holders.

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

Comparison of the year ended July 31, 2007 with the year ended July 31, 2006

During the year ending July 31, 2007 our revenues decreased from $743,787 for 2006 to $277,336 for the year ended July 31, 2007, a decrease of 62.71% over the prior year. Our revenues for the year ended July 31, 2007 vs. year ended July 31, 2006 decreased due to a reduction in sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard and other systems. Cost of sales increased to $344,092 and, as a percentage of revenues, increased to 124.07% in the year ended July 31, 2007, as compared to $145,894 and 19.62% of revenue for the year ended July 31, 2006. The overall increase in the cost of sales during 2007 is directly attributable to re-classing the current inventory to slow moving. In note 3(j) we indicated a reduction to inventory during the year-end. Even though these items have been slow to move, they are still salable and there is little concern with obsolescence. Some have since been sold and are reflected in the $58,221 current inventory. Future product sales of these slow moving items will have no corresponding cost of sales due to the reduction entered above. During the year ended July 31, 2007, 57.69% (2006-60.17%) of our revenues were generated from royalties. When royalty payments are received, we do not incur any cost of sales.

General and administrative (operating) expenses decreased 38.21% to $813,055 during 2007 from $1,315,885 in 2006. It is expected that in 2008 we will be required to issue stock for services as we will require consultants to aid in our product expansion and sales in new markets. It is hoped that with increased product sales that such consultant fees will be payable with cash rather than stock.

Interest expense increased 31.10% in 2007 to $27,334 from $20,850 in 2006, because of the Company's imputed interest on stockholder loans.

Net Income (Loss)

For the reasons outlined above, we realized a net loss of $740,752 for the year ended July 31, 2007 as compared to a net loss of $859,715 for the year ended July 31, 2006, a decrease of 13.84%.

	2007	2006
REVENUE
Sales	$117,336	$296,287
Royalty	160,000	447,500
Total Revenue	277,336	743,787

COST OF SALES	344,092	145,894

SELLING and GENERAL ADMINISTRATIVE	813,055	1,315,885
Write off of Intangible Assets	0	99,899
DEPRECIATION and AMMORTIZATION	5,107	20,974
EXPENSE RECOVERY	(171,500)
INTEREST	27,334	20,850
Total Expenses	1,018,088	1,603,502

NET LOSS	$(740,752)	$(859,715)

Liquidity and Capital Resources

The consolidated financial statements as of and for the year ending July 31, 2007 have been prepared assuming we continue as a going concern.

At July 31, 2007, we had an accumulated deficit of $5,078,725.

Cash and cash equivalents at July 31, 2007 were $32,660 and $4,858 at July 31, 2006. Our inventory decreased for the same period from $352,197 to $58,221 or 83.50%;

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

Two customers accounted for 63% and 30% of sales in 2007. One customer accounted for 59% of sales in 2006. One vendor accounted for 80% of cost of goods sold in 2007. One vendor accounted for 68% of cost of goods sold in 2006.

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

PART II - FINANCIAL INFORMATION

Item 1. Megola Inc. Audited Consolidated Financial Statements
Year Ended July 31, 2007 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	July 31, 2007	July 31, 2006
	(Audited)	(Audited)

ASSETS
Cash	32,660	4,858
Inventory	58,221	352,197
Prepaid expenses	9,342	-
	100,223	357,055

Loan receivable -
net of allowance for bad debts of nil; ($150,145 in 2006) (Note 17)	122,085	-
Intangible Asset (note 4)	1,350,000	-
Property and equipment,
net of accumulated depreciation of $27,732 (2006-$22,625)	8,207	12,278
(note 5)
	1,580,515	369,333

LIABILITIES
Bank overdraft	-	48,841
Note payable - (note 6)	250,000	-
Accrued Expenses - (note 7)	68,378	85,448
Accounts payable	44,155	290,930
Distributor deposits	-	4,361
Accrued interest	25,822	14,816
Due to related parties (note 8)	-	86,857
Advances from Stockholders - (note 8)	290,689	-
	679,044	531,253
Going concern - (note 2)
Commitments - (note 12)
Subsequent Events - (note 16)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (note 9)	48,486	37,716
Additional paid in capital	5,934,612	4,157,582
Accumulated deficit	(5,078,725)	(4,337,973)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(2,902)	(19,245)
	901,471	(161,920)
	1,580,515	369,333

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts expressed in US dollars)	Year Ended	Year Ended
	July 31, 2007	July 31, 2006

Income - sales	117,336	296,287
Cost of sales	344,092	145,894
GROSS PROFIT (LOSS)	(226,756)	150,393

Income - royalties	160,000	447,500
	(66,756)	597,893

General and administrative	813,055	1,315,885
Write off of Intangible asset	-	99,899
Depreciation	5,107	20,974
Interest	27,334	20,850
Expense Recovery - (Note 18)	(171,500)	-
TOTAL EXPENSES	673,996	1,457,608

NET LOSS	(740,752)	(859,715)

Foreign currency translation adjustment	16,343	52,328

COMPREHENSIVE LOSS	(724,409)	(807,387)

Weighted average common shares outstanding (note 10)	47,502,906	36,853,879

Loss per share - basic and diluted	(0.02)	(0.02)

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts expressed in US dollars)	YEAR ENDED
	July 31, 2007	July 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(740,752)	(859,715)
Adjustments to reconcile net loss to net cash used in operating activities (note 13)	357,077	706,569
	(383,675)	(153,146)

CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	265,316	-
Increase in note payable	250,000	-
Repayment of amount due to related parties	(72,372)	-
Proceeds from issuance of investor loans	-	212,829
Principal payments on investor loans	-	(124,465)
Cash flows from operating activities	442,944	88,364

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property and equipment	(1,159)	-
Cash flows from investing activities	(1,159)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,533	52,457
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	76,643	(12,325)
NET CASH, beginning of year	(43,983)	(31,658)
NET CASH, end of year	32,660	(43,983)
NET CASH REPRESENTED BY:
CASH	32,660	4,858
BANK INDEBTEDNESS	-	(48,841)
NET CASH, end of year	32,660	(43,983)

See accompanying notes to audited consolidated financial statements

Megola Inc.
MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(Amounts expressed in US dollars)
Year ended July 31, 2007

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2005	35,017,429	35,017	(71,573)	3,763,708	(3,478,258)	248,894

Stock Issued for Services	1,575,000	1,575	-	282,638	-	284,213
Stock for Debt	1,123,600	1,124	-	111,236	-	112,360
Net Loss	-	-	-	-	(859,715)	(859,715)
Foreign Currency	-	-	52,328	-	-	52,328

Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock Issued For Services	10,770,000	10,770	-	427,030	-	437,800
Stock to be Issued for Distribtuion Rights				1,350,000		1,350,000
Net Loss					(740,752)	(740,752)
Foreign Currency Translation Adjustment	-	-	16,343	-	-	16,343

Balances, July 31, 2007	48,486,029	$48,486	$(2,902)	5,934,612	$(5,078,725)	$901,471

See accompanying notes to audited consolidated financial statements

MEGOLA INC.
Notes to Consolidated Financial Statements for the Years ended July 31, 2007 and 2006
(Amounts expressed in US dollars)

1.	NATURE OF BUSINESS
Megola, Inc. ("Megola" or "the Company") was incorporated in Ontario, Canada on August 28, 2000. Megola was formed to sell physical water treatment devices to a wide range of end-users in the United States, Canada and internationally under a license granted by Megola GmbH in Germany.

The Company presently distributes the following product lines: physical water treatment; water filtration; air purification; microbiological control; waste water treatment and fire safety.

2.	GOING CONCERN
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $740,752 and $859,715 in the 2007 and 2006 fiscal years respectively, and has a working capital deficiency of $578,821, negative cash flows from operations and an accumulated deficit of $5,078,725 as at July 31, 2007. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of presentation
These consolidated financial statements are presented in U.S. dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities Exchange Commission "SEC").

(b) Principles of consolidation
The Company's consolidated financial statements include the accounts of Megola and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

(c) Use of estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates are comprised of amortization and accrued expenses. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized in these consolidated financial statements.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Foreign currency translation
Megola determined that its functional currency is the Canadian Dollar as substantially all of its operations are in Canada. Megola’s reporting currency is U.S. dollars. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss. As of July 31, 2007, the exchange rate for the Canadian Dollar was $1.00 U.S. for $1.07 Canadian (2006 - $1.00 U.S. for $1.13). The annual average exchange rate for the 2007 fiscal year was $1.00 U.S. for $1.13 (2006 - $1.00 U.S. for $1.15). The Canadian economy strengthened considerably in relation to the U.S. during the third and fourth quarters of 2007, and as a result currency fluctuations have affected Megola's operations. In the future, inflation rates and the devaluation or valuation of the Canadian Dollar in relation to the U.S. dollar may have significant effects on Megola's consolidated financial statements.

( e) Cash equivalents
For the purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents

( f) Revenue recognition
Revenue is recognized when it is realized or realizable and earned. Megola considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. In the case of exclusive agreements with distributors, finished goods are shipped directly FOB manufacturer/point of assembly. Megola offers no independent warranty and refers any warranty claims to the manufacturer for products it sells. Therefore, Megola recognizes revenue under these agreements when the goods are shipped. Megola recognizes royalty revenue as the Company is informed that such payments are due.

(g) Intangible assets
Intangible assets include distribution rights acquired from an independent party. Intangible assets with an indefinite life are not amortized. Indefinite-lived intangible assets are tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h) Fair value of financial instruments
The Company’s financial instruments consist of cash, loan receivable, bank overdraft, note payable, accrued expenses, accounts payable, and advances from stockholders. The fair value of cash, bank overdraft, note payable, accrued expenses and accounts payable approximates their carrying amount given short period to receipt or payment of cash. It is management’s opinion that the Company is not exposed to any significant interest rate or credit risks arising from these financial instruments.
Foreign Currency Risk
The company is exposed to currency risks due to potential variation of the currencies in which it operates.
Principal currencies include the United States dollar and Canadian Dollar. The company monitors the foreign currency exposure regularly to minimize the foreign currency risk exposure.
 Liquidity Risk The company is exposed to liquidity risk as its continued operations are dependant upon obtaining additional capital to satisfy its liabilities as they come due.

(i) Allowance for doubtful accounts
Megola does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customers’ financial conditions. Megola determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Megola’s previous loss history. Megola provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of July 31, 2007 and 2006, Megola had $nil and $150,145 respectively as an allowance for doubtful accounts.

(j) Inventory
Inventory is valued at the lower of cost (determined on a first -in, first-out method) and net realizable value. Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated net realizable value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the fiscal years ended July 31, 2007 and 2006 impairment expense was $253,286 and $53,911, respectively related to inventory impairments. Included in the impairment expense is $245,032 for slow moving products. These products are in good condition and are still expected to be sold.

( k) Property and equipment
Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Depreciation expense for the years ended July 31, 2007 and 2006 was $5,107 and $20,974, respectively. Amortization of property and equipment acquired and disposed of during the year is recorded at one half of the indicated rates.

(l) Impairment of long-lived assets
Long-lived assets other than intangible assets require the recognition of an impairment loss whenever it is indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying value.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Comprehensive income (loss)

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income (loss) in their consolidated financial statements. In addition to items included in net income, comprehensive income (loss) includes items currently charged or credited directly to stockholders’ deficiency, such as foreign currency translation adjustments.

(n) Concentration of credit risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

(o) Income taxes

Megola accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the period ending July 31, 2007 and 2006.

(p) Net earnings (loss) per common share

Basic loss per share is calculated by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the treasury stock method. Under this method, the diluted weighted average number of shares is calculated assuming the proceeds that arise from the exercise of stock options and other dilutive instruments are used to repurchase the Company’s shares at their weighted average market price for the period.

(q) Share-based compensation

The Company has adopted the requirements of FASB Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments", and Staff Accounting Bulletin No. 107, or SAB 107, "Share-Based Payments". These pronouncements require that the fair value method of accounting be applied to all share-based compensation payments to both employees and non-employees respectively.

The fair value method of accounting is used to account for share based payments granted to directors, officers, employees and others whereby the fair value of share based payments granted is recorded as an expense in the consolidated financial statements. The expense is based on the estimated fair value at the time of the grant and recognized over any vesting period.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of share based payments granted to employees and non-employees is determined using the Black-Scholes option pricing model.

(r) Recent accounting pronouncements

In February 2006, the FASB issued Statement No.155, "Accounting for Certain Hybrid Financial Instruments - Amendment to FASB No. 133 and 140" ("Statement 155"). Statement 155 resolves certain issues addressed in Statement 133 and (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation; (b) clarifies which interest only strips and principal only strips are not subject to the requirements of Statement 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company does not anticipate that the application of Statement 155 will have an impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued Statement No.156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140" ("Statement 156"). Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The statement permits the entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The statement further requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company does not anticipate that the application of Statement 156 will have an impact on the consolidated financial statements of the Company.

In July 2006, the Financial Accounting Standards Board ("FASB") published FASB Interpretation No. 48 ("FIN No.48), Accounting for Uncertainty in Income Taxes, to address the non comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's consolidated financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Recent accounting pronouncements (continued)

157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not- for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Consolidated Financial Statements” (“SAB No. 108”). SAB No.108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their consolidated financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year consolidated financial statements even if the misstatement in the prior year of years is considered immaterial. Any prior year consolidated financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, consolidated financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning April 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Recent accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) – the fair value option for financial assets and liabilities including an amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measures”. The company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. The provisions of SFAS No. 161 are effective for all entities where consolidated financial statements are issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Recent accounting pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles". This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of SFAS No. 162 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this company.

4.            INTANGIBLE ASSET
 (i) DISTRIBUTION RIGHTS

In January 2007, the Company acquired exclusive rights to establish a distribution network for the Hartindo line of fire safety products (“Hartindo”) from Pacific Channel Ltd. (“PCL”), an unrelated party. These rights were acquired for $1,350,000 to be paid by the issuance of 30,000,000 common shares of the Company and are considered to have an indefinite life. As at July 31, 2007 the shares had not been issued. Consequently, the amount due is included in additional paid in capital.
These shares were subsequently issued after year end (Note 16).

Per terms of the distribution agreement, for each contract the company enters into, the following applies:

(a)
50% of all up-front fees received by the Company and 50% of all other forms of consideration received by the Company as a one-time payment for the grant of the distribution license shall be paid to PCL and 50% shall be retained by Megola

(b)
50% of all other consideration received by the Company that is received by the Company other than as a percentage of Hartindo sales shall be paid to PCL with the balance of 50% to be retained by the Company

(c)
Where the Company receives revenue from Hartindo sales made by Sales Agents, as a percentage of such Hartindo sales, the first 3% of the percentage payable to the Company on such sales shall be paid to PCL with any remaining balance to be retained by the Company

All payments are to be made quarterly within 30 days of the end each calendar quarter.

 This agreement, as amended subsequent to year-end, shall remain in full force and effect so long as the Company and its Hartindo dealers, sub-agents and/or sales representatives (the “Megola Group”) purchase Hartindo products in the aggregate amounts specified below, namely:

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

4. INTANGIBLE ASSETS
(i) DISTRIBUTION RIGHTS (continued)

(a)	If in the period up to January 2010, the Megola Group purchases, in the aggregate, a minimum of US $200,000 Hartindo Products, the distribution agreement shall be extended until January 31, 2011; and

(b)
If in the period up to January 31, 2011, the Megola Group purchases, in the aggregate, a minimum of US $300,000 Hartindo products, the distribution agreement shall be extended until January 31, 2012; and

(c)
If in the period up to January 31, 2012, the Megola Group purchases, in the aggregate, a minimum of US $400,000 Hartindo products, the distribution agreement shall be extended until January 31, 2013; and

(d)
If in the period up to January 31, 2013, the Megola Group purchases, in the aggregate, a minimum of US $500,000 Hartindo products, the distribution agreement shall be extended until January 31, 2014; and

(e) If in the period up to January 31, 2014, the Megola Group purchases, in the aggregate, a minimum of US $750,000 Hartindo products, the distribution agreement shall be extended for 25 years from January 31, 2014, or for such longer period as the Company retains the Hartindo product marketing rights for Canada, without any further performance conditions to be met.

The Company shall deliver to PCL on or before the end of February in each and every year, a statement showing the aggregate Hartindo purchases made by the Megola Group in the 12 month period ended January 31 in the prior year.

Failure to meet any of the above conditions shall give PCL the right to terminate the distribution agreement by a written notice to the company with the agreement remaining in force until all payments owing by one party to another have been made.

(ii) BIOGUARD ULTRAVIOLET WATER TREATMENT SYSTEMS
As of July 31, 2007 and 2006, Megola reflected impairment amounting to $NIL and $99,899, respectively, on its long-term assets relating to specifically acquired technology. The acquired technology which Megola could not demonstrate effectively development of as of July 31, 2006 consisted of Bioguard Ultraviolet Water Treatment Systems, models, technology and customer lists.

5.          PROPERTY AND EQUIPMENT

	2007		2006
	Cost	Accumulated Amortization	Net	Net
	$	$	$	$
Sports Ozone Machines	16,000	8,566	7,434	9,714
Office Furniture and Equipment	19,939	19,166	773	2,564
	$35,939	$27,732	$8,207	$12,278

Amortization for the year amounted to $5,107 ($20,974 in 2006)

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

6.           NOTE PAYABLE

Effective July 25, 2007 Megola, FireStop USA, LLC ("FSU"), an unrelated party, and Pacific Channel Ltd. ("PCL") have agreed that FSU will loan $250,000 to Megola under a note payable and security agreement. FSU specified that no interest on the loan will be due if the loan is repaid in full within six months. Any amounts owing after six months will be subject to interest at 15% per annum. As security for the loan, Megola pledged a first priority interest in the U.S. manufacturing rights for the Hartindo line of products.
Subsequent to the year-end, FSU assigned the loan to PCL with modifications as follows: the security pledge to FSU was voided; the due date was extended to March 31, 2008 per agreement; PCL reserved the right to further extend the due date and interest-free period at their sole discretion.

7.           ACCRUED EXPENSES
The composition of accrued expenses is as follows:

	2007	2006

Accrued Payroll Liabilities	42,681	53,098
Other	25,691	32,350

Total accrued liabilities	$68,372	$85,448

8.           ADVANCES FROM STOCKHOLDERS
In the normal course of operations, the company borrows from its stockholders.
These advances are unsecured, bearing interest at 6%, have no fixed terms of repayment, and the stockholders have waived their right to demand repayment prior to August 1, 2008. During the year $86,857 owing at July 31, 2006 was repaid by a stockholder.

9.           CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock
Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 48,486,029 shares issued and outstanding at July 31, 2007 and 37,716,029 at July 31, 2006.
(b) Additional Paid In Capital
Additional Paid in Capital increased $1,350,000 due to Megola’s common stock being issued for Distribution Rights that are contracted for before year-end but issued after year-end. In addition it increased by $34,300 due to the issuance of shares for legal services and by $392,730 for consulting fees (2006-$282,638).
The services were recorded at fair market price of shares on transaction dates. Stock issued for debt was $nil at July 31, 2007 (2006-$111,236).

10.         NET LOSS PER SHARE

Net earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period, which was 47,502,906 (2006 - 36,853,879 ).

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

11.         SEGMENT REPORTING
The Company sells products in North America and The Peoples' Republic of China and has
two reportable geographic segments and three reportable product segments summarized as follows:

	North America	International	Total

Year ended July 31, 2007
Sales and Royalties	$117,336	$160,000	$277,336
Net loss	$(320,000)	$(420,752)	$(740,752)
Depreciation	$5,107	$-	$5,107
Interest Expense	$27,334	$-	$27,334
Total Assets	$1,211,315	$369,200	$1,580,515

Year ended July 31, 2006
Sales and Royalties	$296,287	$447,500	$743,787
Net loss	$(180,540)	$(679,175)	$(859,715)
Depreciation	$-	$20,974	$20,974
Interest Expense	$-	$20,850	$20,850
Total Assets	$-	$369,333	$369,333

Breakdown of sales and royalties by product line

	Air Treatment	Water Filtration	Fire Safety	Total
Year Ended July 31, 2007	$1,075	$201,261	$75,000	$277,336
Year Ended July 31, 2006	$156,195	$587,592	$-	$743,787

12.         COMMITMENTS
The Company is committed under a lease for office premises which expires on January 31,
2011. Minimum lease payments are due as follows:

Year ended July 31, 2008	$25,400
Year ended July 31, 2009	25,400
Year ended July 31, 2010	25,400
Year ended July 31, 2011	12,700
Total	$88,900

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

13. CASH FLOW INFORMATION

(i) ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2007	2006
Depreciation	5,107	20,974
Asset impairment	-	99,899
Bad debt expense and increase in inventory reserve	245,032	203,384
Shares issued for consulting services	432,445	284,213

(Increase) decrease in accounts receivable	(121,725)	247,975
Decrease in other current assets	-	11,762
(Increase) decrease in inventory	45,646	(323,905)
(Increase) decrease in prepaid expenses	(3,986)	143,492
Decrease in accounts payable	(57,395)	(88,262)
Increase (decrease) in accrued expenses and other	(183,686)	102,676
Increase (decrease) in distributor deposits	(4,361)	4,361

	357,077	706,569

(ii) SUPPLEMENTAL CASH FLOW INFORMATION

Non Cash Transactions:
Stock issued for consulting fees	$402,800	$-
Stock issued for legal fees	$35,000	$-
Debt exchange for shares of common stock	$-	$100,000
Stock for accrued interest on debt	$-	$12,360
Interest paid	$-	$-
Income taxes paid	$-	$-

14. ECONOMIC DEPENDENCE

During 2007, two customers accounted for 63% and 30% of sales respectively (2006 – one customer accounted for 59%) and one vendor accounted for 80% of purchases (2006 - 68%).

15. INCOME TAXES
The Company's deferred tax assets, in the amount of $1,042,200 consist entirely of benefit from net operating loss (NOL) carry forwards.
The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards in the amount of $2,935,800 may be further limited by a change in ownership and other provisions of the tax laws.

Income taxes at the combined federal and state rates are as follows:

	2007	2006
Income tax benefit at the combined rate resulting from net operating loss carry forward	(35.5)%	(35)%
Deferred income tax valuation allowance	35.5%	35%

Actual tax rate	0%

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16.         SUBSEQUENT EVENTS

In August 2007, the Company issued 30,000,000 shares to fulfill its obligation as described in
(Note 4).

On October 23, 2007, the company amended the note payable agreement (see Note 6), whereby the note payable to FireStop has been assigned to Pacific Channel Limited (“PCL”) and the repayment date has been extended, interest free, until March 31, 2008. As security for the loan, PCL holds the right to obtain the equivalent value of any outstanding loan balance in restricted common shares of the Company at the six-month average of market value.

On November 13, 2007 the Company entered into a non-binding letter of intent with 6841309 Canada Inc. ("6CI") under which 6CI will have exclusive use of the certain Hartindo fire safety products for an initial period of five years with a five year option to renew at the discretion of 6CI. Megola agreed to supply 6CI with the products covered by the letter of intent on an exclusive basis for the purposes of use, application and resale. Megola further agreed to maintain supply to meet market demands and to sell products at a reasonable wholesale price. The obligation to provide regulatory approvals under health, safety and environmental laws is vested with Megola.

On November 15, 2007 Megola, together with MSE Enviro-Tech Corp. ("MEVT"), an unrelated US company, entered into a non-binding memorandum of understanding with Logistik Unicorp Inc. ("LUC") and CTT Group Inc. ("CTT"), both Canadian corporations, under which LUC is granted exclusive use of the Hartindo fire safety products for use in textile applications. The exclusivity is limited to Canada, USA and Mexico. LUC is to provide marketing and industry expertise and CTT is to provide technical and testing support. Megola and MVT agreed to maintain supply to meet market demands and to sell products at a reasonable wholesale price. The obligation to provide regulatory approvals under health, safety and environmental laws is vested with Megola.

On November 21, 2007 Megola, together with MEVT , entered into an exclusive marketing and distribution agreement with Janus Products Corp. ("JPC"), an unrelated Canadian corporation. Under the agreement, JPC will have exclusive rights for the sale and distribution of a fire safety product for residential markets in Canada and the United States. The initial term of the agreement is 5 years during which JPC will pay a royalty on sales. The agreement renews automatically pending the satisfaction of certain minimum sales requirements.

On October 5, 2008 the company in cooperation with MSE Enviro-Tech Corp entered into a Hartindo AF21 Product, Purchase, Sales, Distribution, Marketing, and Service Agreement with WoodSmart Solutions, Inc. The basis terms and conditions proposed are as follows:

1) Megola will provide WoodSmart:
 Hartindo AF21 Product
 Use of Hartindo AF21 Product Technology
The option to obtain the exclusive use and rights of the Hartindo AF21 product for use on or in any lumber, Oriented Strand Board (OSB), and plywood in North America and:
The option to obtain exclusive use and rights for the Enhanced Product for use on or in any wood based materials in North America

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16. SUBSEQUENT EVENTS (continued)

2) WoodSmart's Purchase Requirements include:

Annual Minimum 400,000 gallons within first 12 months
Annual Minimum 550,000 gallons within months 13-24
Annual Minimum 700,000 gallons within months 25-36

WoodSmart retains exclusive use and rights to the product as described in this agreement beginning the 37th month and thereafter as long they purchase 1,500,000 gallons in each following 12 month period.
The first year begins 90 days after execution of the agreement.

On November 24, 2008 Megola entered into a Consulting Agreement with Regal Capital Partners LLC (RCP) to assist and advise the company in identifying investor relations and/or public relations and/or market relations organizations which are engaged by Megola.

RCP was to receive a commencement bonus of 1,500,000 restricted common shares of Megola stock with Piggy Back registration rights. The shares are in lieu of a $400,000 payment and are based on $ .0266 per share. Upon the effective date Megola was to issue to RCP a total of 3,000,000 restricted common stock purchase warrants as follows:

Vesting Date	Exercise price	Warrants/Common Shares
Effective Date	$0.15	1,000,000

90 Days after effective date	$0.25	1,000,000

180 Days after effective date	$0.40	1,000,000

On December 8, 2008, the sales/performance quotas in the agreement with PCL dated January 12, 2007, have been moved forward starting January 31, 2010.

The company also leased warehouse space and additional office space in Point Edward, Ontario, Canada, commencing September of 2008. Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2009	$40,513
Year Ended	July 31, 2010	$44,196
Year Ended	July 31, 2011	$44,196
Year Ended	July 31, 2012	$44,196
Year Ended	July 31, 2013	$44,196
Year Ended	July 31, 2014	$3,683
Total		$220,980

Warehouse
Year Ended	July 31, 2009	$16,500
Year Ended	July 31, 2010	$18,000
Year Ended	July 31, 2011	$18,000
Year Ended	July 31, 2012	$18,000
Year Ended	July 31, 2013	$18,000
Year Ended	July 31, 2014	$1,500
Total		$90,000

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16. SUBSEQUENT EVENTS (continued)

The company has also leased 4 vehicles commencing in August of 2008. Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$34,340
Year Ended	July 31, 2010	$41,208
Year Ended	July 31, 2011	$41,208
Year Ended	July 31, 2012	$6,868
Total		$123,624

The company entered into a consulting agreement with Matthew Sacco on August 1, 2008. He is to assist with establishing a distribution network of Megola’s Hartindo product lines. The compensation in lieu of a cash payment of $30,000 was 1,000,000 shares of company stock.

17. LOAN RECEIVABLE

The accounts receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term accounts receivable. The fair value of the accounts receivable has been estimated by discounting future cash flows using an estimated rate of 6%. The fair value of accounts receivable is $115,174.

18. EXPENSE RECOVERY

This amount represents a write-off of a prior liability that arose from the acquisition of IP/Manufacturing Rights on February 9, 2005. The technology acquired proved not to be viable. The remaining amount payable under the contract was written off. Management plans to vigorously challenge any attempt to recover the remaining amount payable citing breach of contract by the other party.

19.      COMPARATIVE FIGURES

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the year ended July 31, 2007 (Amounts expressed in US dollars)

MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about Megola, Inc.'s (the Company” or “Megola”) business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Megola's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, management’s ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Annual Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

By: /s/ Joel Gardner
Joel Gardner
President, CEO, Principal Financial
Officer and Principal Accounting Officer

Date: January 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Megola Inc.

We have audited the consolidated balance sheet of Megola Inc. (the “Company”) as at July 31, 2007 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2007 and the consolidated results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the continuance of the Company is dependent on its future profitability and the ongoing support of its stockholders, affiliates and creditors. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Since the accompanying consolidated financial statements have not been prepared in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

The consolidated financial statements as at July 31, 2006 and for the year ended July 31, 2006 were audited by another auditor who expressed an opinion without reservation on those statements in their report dated February 14, 2007.

   “SCHWARTZ LEVITSKY FELDMAN LLP”

1167 Caledonia Road
Toronto, Ontario, M6A 2X1 Canada

November 21, 2008, except for note 16	Chartered Accountants
which is as of December 10, 2008	Licensed Public Accountants