Form 10KSB/A
period 2007-07-31
MEGOLA INC
filed 2009-01-13
CIK 1144392

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

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard and other systems. Cost of sales increased to $344,092 and, as a percentage of revenues, increased to 135.85% in the year ended July 31, 2007, as compared to $145,894 and 19.62% of revenue for the year ended July 31, 2006. The overall increase in the cost of sales during 2007 is directly attributable to re-classing the current inventory to slow moving. In note 3(j) we indicated a reduction to inventory during the year-end. Even though these items have been slow to move, they are still salable and there is little concern with obsolescence. Some have since been sold and are reflected in the $58,221 current inventory. Future product sales of these slow moving items will have no corresponding cost of sales due to the reduction entered above. During the year ended July 31, 2007, 57.69% (2006-60.17%) of our revenues were generated from royalties. When royalty payments are received, we do not incur any cost of sales.

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

	2007	2006
REVENUE
Sales	$117,336	$296,287
Royalty	160,000	447,500
Total Revenue	277,336	743,787

COST OF SALES	344,092	145,894

SELLING and GENERAL ADMINISTRATIVE	813,055	1,315,885
Write off of Intangible Assets	0	99,899
DEPRECIATION and AMORTIZATION	5,107	20,974
EXPENSE RECOVERY	(171,500)
INTEREST	27,334	20,850
Total Expenses	1,018,088	1,603,502

NET LOSS	$(740,752)	$(859,715)

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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $740,752 and $859,715 in the 2007 and 2006 fiscal years respectively, and has a working capital deficiency of $383,675, negative cash flows from operations and an accumulated deficit of $5,078,725 as at July 31, 2007. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.

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

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2007 and 2006
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

13. CASH FLOW INFORMATION

(i) ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2007	2006
Depreciation	5,107	20,974
Asset impairment	-	99,899
Bad debt expense and increase in inventory reserve	245,032	203,384
Shares issued for consulting services	432,445	284,213

(Increase) decrease in loan receivable	(121,725)	247,975
Decrease in other current assets	-	11,762
(Increase) decrease in inventory	45,646	(323,905)
(Increase) decrease in prepaid expenses	(3,986)	143,492
Decrease in accounts payable	(57,395)	(88,262)
Increase (decrease) in accrued expenses and other	(183,686)	102,676
Increase (decrease) in distributor deposits	(4,361)	4,361

	357,077	706,569

(ii) SUPPLEMENTAL CASH FLOW INFORMATION

Non Cash Transactions:
Stock issued for consulting fees	$402,800	$-
Stock issued for legal fees	$35,000	$-
Debt exchange for shares of common stock	$-	$100,000
Stock for accrued interest on debt	$-	$12,360
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Income taxes at the combined federal and state rates are as follows:

	2007	2006
Income tax benefit at the combined rate resulting from net operating loss carry forward	(35.5)%	(35)%
Deferred income tax valuation allowance	35.5%	35%

Actual tax rate	0%	0%

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