Form 10-Q
period 2007-04-30
MEGOLA INC
filed 2009-01-27
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

MEGOLA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	88-0492605
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER
OF	INDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

SEC File Number: 000-49815

704 Mara St. Suite 111
Point Edward, ON	N7V 1X4
(Address of Principal	(Zip Code)
Executive Offices)

Registrant's telephone number, including area code: Tel: (519) 336-0628

(Former Name or Former Address, if Changed Since Last Report)
446 Lyndock St. Suite 102, Corunna, ON  N0N 1G0

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,486,029 at April 30, 2007

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Nine Months Ended April 30, 2007 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Amounts expressed in US dollars)

	April 30, 2007	July 31, 2006
	(Unaudited)	(Audited)

ASSETS
Cash		4,858
Inventory	65,721	352,197
Prepaid expenses	12,697	-
	78,418	357,055

Intangible asset (note 6)	1,350,000
Loan receivable (note 10)	102,378	-
Property and equipment	8,117	12,278
	1,538,913	369,333

LIABILITIES
Bank overdraft	27,158	48,841
Advances from stockholders (note 7)	209,594	86,857
Note payable (note 11)	250,000
Accounts payable and accrued liabilities	266,485	376,378
Distributor deposits	-	4,361
Accrued interest	15,418	14,816
	768,655	531,253
Going concern - (note 2)
Subsequent events - (note 9)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (note 8)	48,486	37,716
Additional paid in capital (note 8)	5,934,612	4,157,582
Accumulated deficit	(5,223,818)	(4,337,973)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	10,978	(19,245)
	770,258	(161,920)
	1,538,913	369,333

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)

	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006

Income - sales	6,315	95,673	22,147	282,476
Cost of sales	312,921	11,112	315,195	135,784
GROSS PROFIT (LOSS)	(306,606)	84,561	(293,048)	146,692

Royalty income (note 3)	58,000	75,000	140,000	365,000
	(248,606)	159,561	(153,048)	511,692

General and administrative	79,562	125,651	280,928	423,765
Stock issued for services (note 8b)	25,000	32,213	437,800	284,213
Depreciation	1,954	6,612	5,183	19,748
Interest	3,064	2,211	8,886	5,244
TOTAL EXPENSES	109,580	166,687	732,797	732,970

NET LOSS	(358,186)	(7,126)	(885,845)	(221,278)

Foreign currency translation adjustment	(16,097)	(3,302)	30,223	48,511

COMPREHENSIVE LOSS	(374,283)	(10,428)	(855,622)	(172,767)

Weighted average common shares outstanding	48,447,140	37,714,655	48,138,044	37,714,655

Loss per share - basic and diluted	(0.01)	(0.00)	(0.02)	(0.01)

Comprehensive loss per share - basic and diluted	(0.01)	(0.00)	(0.02)	(0.00)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE 9 MONTHS ENDED
	April 30, 2007	April 30, 2006

OPERATING ACTIVITIES
Net loss for the period	(885,845)	(221,278)
Add items not involving cash:
Amortization of property and equipment and intangible assets	5,183	19,748
Increase in inventory reserve	308,438
Stock issued for services	437,800	284,213
Cash flow from operations	(134,424)	82,683

Cash effect of changes in:
Loan receivable	(102,338)	(341,605)
Inventory	(25,260)	(4,372)
Prepaid expenses	(12,481)	5,109
Accounts payable and accrued liabilities	(137,377)	105,443
Accrued interest	35,540	-
Deferred revenue	-	4,361
Cash flows from operating activities	(376,340)	(148,381)

INVESTING ACTIVITIES
Cash flows used in investing activities	(1,086)	-

FINANCING ACTIVITIES
Bank indebtedness	(38,600)	21,699
Advances from stockholders	129,031	57,472
Proceeds from (repayment of) note payable	250,000	(1,302)
Cash flows used in financing activities	340,431	77,869

EFFECT OF EXCHANGE RATE CHANGES ON CASH	80,978	56,499
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS
DURING THE PERIOD	43,983	(14,013)
CASH AND CASH EQUIVALENTS (BANK OVERDRAFT), BEGINNING OF PERIOD	(43,983)	17,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	-	3,170

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest	-	-
Income taxes	-	-

Non-cash transactions:
Offset of royalty income receivable with accounts payable		290,050
Debt exchanged for 1,123,600 shares of common stock	-	112,360
Hartindo product distribution rights acquired for 30,000,000 shares of common stock	1,350,000

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) - Unaudited
(Amounts expressed in US dollars)
April 30, 2007

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2005	35,017,429	35,017	(71,573)	3,763,708	(3,478,258)	248,894

Stock Issued for Services	1,575,000	1,575	-	282,638	-	284,213
Stock for Debt	1,123,600	1,124	-	111,236	-	112,360
Net Loss	-	-	-	-	(859,715)	(859,715)
Foreign Currency Translation Adjustment	-	-	52,328	-	-	52,328

Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock Issued For Services	10,770,000	10,770	-	427,030	-	437,800
Stock to be issued for Distribtuion Rights				1,350,000		1,350,000
Net Loss	-	-	-	-	(885,845)	(885,845)

Foreign Currency Translation Adjustment	-	-	30,223	-	-	30,223

Balances, April 30, 2007	48,486,029	$48,486	$10,978	5,934,612	$(5,223,818)	$770,258

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

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

3.           ROYALTY INCOME
One of the Company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled to a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products.

4.	INVENTORY

At April 30, 2007, the Company recorded a provision for 308,438 (2006-$nil) related to inventory impairment.  Some products have since been sold and are reflected in the $65,721 current inventory.  Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

5.	RECENTLY ISSUED UNITED STATES ACCOUNTING STANDARDS

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

4. Recently issued United States accounting standards (continued)

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

4. Recently issued United States accounting standards (continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No.108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning April 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

4. Recently issued United States accounting standards (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  The provisions of SFAS No. 161 are effective for all entities where financial statements are issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

5.           SEGMENT REPORTING
Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows

	North America	China	Total

Nine months ended April 30, 2007
Revenues	$22,147	$140,000	$162,147
Net loss	$885,845	$0	$885,845

Nine months ended April 30, 2006
Revenues	$282,476	$365,000	$647,476
Net loss	$221,278	$0	$221,278

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

6.	INTANGIBLE ASSET
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
These shares were subsequently issued after year end (Note 9).

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

7.	ADVANCES FROM STOCKHOLDERS
In the normal course of operations, the Company borrows from its stockholders.
These advances are unsecured, bearing interest at 6%, have no fixed terms of repayment, and the stockholders    have waived their right to demand repayment prior to August 1, 2008.
During the nine-month period ending April 30, 2007, Megola borrowed $122,737 from several of its stockholders.

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
(a) Capital Stock
On December 7, 2006, Megola issued 500,000 shares of its common stock for professional fees valued at $25,000.
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
(b) Additional paid in capital
Additional paid in capital increased $1,350,000 due to Megola’s common stock being issued for distribution rights.  These rights are contracted for before year-end but the shares are issued after year-end. In addition it increased by $427,030 due to the issuance of shares for professional services. The services were recorded at fair market price of shares on transaction dates.

9.	SUBSEQUENT EVENTS

In August 2007, the Company issued 30,000,000 shares to fulfill its obligation as described in
(Note 6).
On October 23, 2007, the Company amended the note payable agreement (note 11), whereby the note payable to FireStop has been assigned to Pacific Channel Limited (“PCL”) and the repayment date has been extended, interest free, until March 31, 2008. As security for the loan, PCL holds the right to obtain the equivalent value of any outstanding loan balance in restricted common shares of the Company at the six-month average of market value.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

9. Subsequent Events (continued)

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

WoodSmart retains exclusive use and rights to the product as described in this agreement beginning the 37th month and thereafter as long as they purchase 1,500,000 gallons in each of the following 12 month periods.
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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

9. Subsequent Events (continued)

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

10. LOAN RECEIVABLE

The loan receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the loan receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of loan receivable is $96,583.

11.  NOTE PAYBALE

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2007 (Amounts expressed in US dollars)

11.	COMPARATIVE BALANCES
Certain amounts presented at July 31, 2006 have been reclassified to conform to presentation at April 30, 2007.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the nine months ended April 30, 2007 (Amounts expressed in US dollars)

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

GOING CONCERN
Megola's net loss for the nine months ended April 30, 2007 vs. nine months ended April 30, 2006 increased 300.33% from $221,278 to $885,845. The Company has an accumulated deficit of $5,223,818 as of April 30, 2007. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is attempting to raise additional capital through various funding arrangements. It is not certain if Megola will raise this additional capital. The financial statements did not include any adjustments that might be necessary if Megola were unable to continue as a going concern.

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

Megola was dependent on one customer, H203 Solutions for sales accounting for approximately 92% of our revenues in the first 9 months of fiscal year 2007. The same vendor accounted for 100 % of cost of goods for the first 9 months of fiscal year 2007. Sales of the ScaleGuard devices accounted for 99% and the AirGuardian units accounted for 1% of our total gross revenues in the first 9 months of fiscal year 2007.

RESULTS OF OPERATIONS

Three months ended April 30, 2007 vs. three months ended April 30, 2006.

Our revenues for the three months ended April 30, 2007 vs. three months ended April 30, 2006 decreased 62.32% from $170,673 to $64,315 due to a reduction in sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Our cost of sales for the three months ended April 30, 2007 vs. three months ended April 30, 2006 increased 2,716.06% from $11,112 to $312,921. The overall increase in the cost of sales during this period is directly attributable to the provision for slow-moving inventory and the increase in revenues. We do not incure any cost of sales on the royalty payments. Total royalties were 90.18% and 43.94% of total revenues for the three-month periods ended April 30, 2007 and April 30, 2006 respectively.

Our general and administrative expenses for the three months ended April 30, 2007 vs. three months ended April 30, 2006 decreased 36.68% from $125,651 to $79,562 because of the a decrease in sales staff payroll.

Our interest expense for the three months ended April 30, 2007 vs. three months ended April 30, 2006 increased 38.58% from $2,211 to $3,064 because of the Company's increased interest owing towards payroll deductions.

Nine months ended April 30, 2007 vs. Nine months ended April 30, 2006.

Our revenues for the nine months ended April 30, 2007 vs. nine months ended April 30, 2006 decreased 74.96% from $647,476 to $162,147 due to a reduction in sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Our cost of sales for the nine months ended April 30, 2007 vs. nine months ended April 30, 2006 increased 132.13% from $135,784 to $315,195. The overall increase in the cost of sales during this period is directly attributable to the provision for slow-moving inventory and the increase in revenues. We do not incure any cost of sales on the royalty payments. Total royalties were 86.34% and 56.37% of total revenues for the nine-month periods ended April 30, 2007 and April 30, 2006 respectively.

Our general and administrative expenses for the nine months ended April 30, 2007 vs. nine months ended April 30, 2006 decreased 33.71% from $423,765 to $280,928 because of a decrease in sales staff payroll.

Our interest expense for the nine months ended April 30, 2007 vs. nine months ended April 30, 2006 increased 69.45% from $5,244 to $8,886 because of the Company's increased interest owing towards payroll deductions.

Accordingly, our net loss for the nine months ended April 30, 2007 vs. nine months ended April 30, 2006 increased 300.33% from $221,278 to $885,845.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending April 30, 2007 have been prepared assuming we continue as a going concern.

At April 30, 2007, we had an accumulated deficit of $5,223,818 and a bank overdraft of $27,158.

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

Date: January 26, 2009