Form 10-Q
period 2007-10-31
MEGOLA INC
filed 2009-02-18
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2007
Or
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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,486,029 at October 31, 2007

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Three Months Ended October 31, 2007 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	October 31, 2007	July 31, 2007
	(Unaudited)	(Audited)

ASSETS
Cash	61,584	32,660
Inventory (note 4)	47,147	58,221
Prepaid expenses	5,355	9,342
	114,086	100,223

Intangible asset (note 7)	1,350,000	1,350,000
Loan receivable (note 11)	117,832	122,085
Property and equipment	7,574	8,207
	$1,589,492	$1,580,515

LIABILITIES
Advances from stockholders (note 8)	147,862	290,689
Note payable (note 12)	533,410	250,000
Accounts payable and accrued liabilites	66,771	112,533
Accrued interest	25,821	25,822
	773,864	679,044

Going concern - (note 2)
Subsequent events - (note 10)

STOCKHOLDERS' EQUITY
Capital stock (note 9)	78,486	48,486
Additional paid in capital (note 9)	5,904,612	5,934,612
Accumulated deficit	(5,166,554)	(5,078,725)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(916)	(2,902)
	815,628	901,471
	$1,589,492	$1,580,515

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED
	October 31, 2007	October 31, 2006

Income - sales	$4,319	$1,514
Cost of sales	1,074	1,893
GROSS PROFIT (LOSS)	3,245	(379)

Royalty income (note 3)	0	40,000
	3,245	39,621

General and administrative	88,943	489,117
Depreciation	671	1,693
Interest	1,460	3,467
TOTAL EXPENSES	91,074	494,277

NET LOSS	(87,829)	(454,656)

Foreign currency translation adjustment	1,986	(3,902)

COMPREHENSIVE LOSS	(85,843)	(458,558)

Weighted average common shares outstanding	73,594,700	45,235,268

Loss per share - basic and diluted	$(0.001)	$(0.010)

Comprehensive loss per share - basic and diluted	$(0.001)	$(0.010)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED
	October 31, 2007	October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(87,829)	(454,656)
Adjustments to reconcile net loss to net cash used in operating activities	(38,534)	380,681
	(126,363)	(73,975)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	(152,819)	-
Proceeds from issuance of investor loans - note payable	294,360	77,918
	141,541	77,918
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(52)
	-	(52)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,746	(23,837)
NET INCREASE (DECREASE) IN CASH FOR THE QUARTER	28,924	(19,946)
NET CASH, beginning of period	32,660	(43,983)
NET CASH, end of period	61,584	(63,929)
NET CASH REPRESENTED BY:
CASH	61,584	43
BANK INDEBTEDNESS	-	(63,972)
NET CASH, end of period	61,584	(63,929)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	1,460	3,467
Income taxes paid	0	0

See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) - unaudited
(Amounts expressed in US dollars)
October 31, 2007

			Accumulated Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Loss	Capital	Deficit	Totals
Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock Issued For Services	10,770,000	10,770	-	427,030	-	437,800
Stock to be issued	-	-	-		-	-
for Distribution Rights				1,350,000		1,350,000
Net Loss	-	-	-	-	(740,752)	(740,752)

Foreign Currency
Translation Adjustment	-	-	16,343	-	-	16,343

Balances, July 31, 2007	48,486,029	$48,486	$(2,902)	5,934,612	$(5,078,725)	$901,471

Stock Issued for Distribution Rights	30,000,000	30,000	-	(30,000)	-	-
Net Loss	-	-	-	-	(87,829)	(87,829)

Foreign Currency
Translation Adjustment	-	-	1,986	-	-	1,986

Balances, October 31, 2007	78,486,029	$78,486	$(916)	5,904,612	$(5,166,554)	$815,628

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2007
(Amounts expressed in US dollars)

1.            NATURE OF BUSINESS

The accompanying unaudited interim consolidated financial statements of Megola, Inc. (the "Company" or “Megola”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Megola's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2007 as reported in the 10-KSB have been omitted.

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

3.            ROYALTY INCOME
One of the Company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled to a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products. There was no royalty income received during the period due to the manufacturer moving its facilities to a new location in Southeast Asia, thereby not producing or selling any additional units.

4.            INVENTORY
During the last fiscal year ended July 31, 2007, the Company recorded a provision for 245,032 (2006-$nil) related to inventory impairment. The inventory amount of $47,147 reflects the cost of sales of these products sold. Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2007
(Amounts expressed in US dollars)

5. CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2007	2006
Depreciation	671	1,693
Shares issued for consulting services		412,800
(Increase) decrease in loan receivable	3,182	(10)
(Increase) decrease in inventory	1,074	670
(Increase) decrease in prepaid expenses	4,189	(5,616)
Decrease in accounts payable	(39,578)	(32,590)
Increase (decrease) in accrued expenses and other	(6,998)	100
Increase (decrease) in distributor deposits		3,634

	(38,534)	380,681

6.           SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:
	North America		International	Total
Three months ended October 31, 2007
Revenues		$4,319	$0	$4,319
Net Loss		$87,829	-	$87,829
Interest Expense	$		$1,460	$1,460
Total Assets			$1,589,492	$1,589,492

Three months ended October 31, 2006	North America		International	Total
Revenues		$1,514	$40,000	$41,514
Net Loss		$454,656	$0	$454,656
Interest Expense	$		$3,467	$3,467
Total Assets		$-	$365,832	$365,832

7.            INTANGIBLE ASSET
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

Per terms of the distribution agreement, for each contract the Company enters into, the following applies:

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2007
(Amounts expressed in US dollars)

7. Intangible assets (continued)

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

This agreement, as amended subsequent to October 31, 2007 (see note 10(vi)), shall remain in full force and effect so long as the Company and its Hartindo dealers, sub-agents and/or sales representatives (the “Megola Group”) purchase Hartindo products in the aggregate amounts specified below, namely:

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
During the three-month period ending October 31, 2007, Megola borrowed $52,759 from several of its stockholders.

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
(a) Capital Stock
On August 15, 2007, Megola Issued 30,000,000 shares for Distribution Rights valued at $1,350,000.
(b) Additional paid in capital

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2007
(Amounts expressed in US dollars)

9. Capital Stock and Additional Paid in Capital (continued)

Additional paid in capital decreased $30,000 due to Megola’s common stock being reclassified for the acquisition of distribution rights at year ended July 31, 2007.  These rights were contracted for before year-end but the shares were issued after year-end.

10.          SUBSEQUENT EVENTS

(i) On November 13, 2007 the Company entered into a non-binding letter of intent with 6841309 Canada Inc. ("6CI") under which 6CI will have exclusive use of the certain Hartindo fire safety products for an initial period of five years with a five year option to renew at the discretion of 6CI.  Megola agreed to supply 6CI with the products covered by the letter of intent on an exclusive basis for the purposes of use, application and resale.  Megola further agreed to maintain supply to meet market demands and to sell products at a reasonable wholesale price.  The obligation to provide regulatory approvals under health, safety and environmental laws is vested with Megola.

 (ii) On November 15, 2007 Megola, together with MSE Enviro-Tech Corp. ("MEVT"), an unrelated US Company,  entered into a non-binding memorandum of understanding with Logistik Unicorp Inc. ("LUC") and CTT Group Inc. ("CTT"), both Canadian  corporations, under which LUC is granted exclusive use of the Hartindo fire safety products for use in textile applications.  The exclusivity is limited to Canada, USA and Mexico.  LUC is to provide marketing and industry expertise and CTT is to provide technical and testing support.  Megola and MVT agreed to maintain supply to meet market demands and to sell products at a reasonable wholesale price. The obligation to provide regulatory approvals under health, safety and environmental laws is vested with Megola.

(iii) On November 21, 2007 Megola, together with MEVT , entered into an exclusive marketing and distribution agreement with Janus Products Corp. ("JPC"), an unrelated Canadian corporation. Under the agreement, JPC will have exclusive rights for the sale and distribution of a fire safety product for residential markets in Canada and the United States.  The initial term of the agreement is 5 years during which JPC will pay a royalty on sales.  The agreement renews automatically pending the satisfaction of certain minimum sales requirements.

(iv) On October 5, 2008 the Company in cooperation with MSE Enviro-Tech Corp entered into a Hartindo AF21 Product, Purchase, Sales, Distribution, Marketing, and Service Agreement with WoodSmart Solutions, Inc. The basic terms and conditions proposed are as follows:

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2007
(Amounts expressed in US dollars)

10. Subsequent Events (continued)

The first year begins 90 days after execution of the agreement.

(v) On November 24, 2008 Megola entered into a Consulting Agreement with Regal Capital Partners LLC (RCP) to assist and advise the Company in identifying investor relations and/or public relations and/or market relations organizations which are engaged by Megola.

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

(vi) On December 8, 2008, the sales/performance quotas in the agreement with PCL dated January 12, 2007, have been moved forward starting January 31, 2010.

(vii) The Company also leased warehouse space and additional office space in Point Edward, Ontario, Canada, commencing September of 2008.  Required minimum lease payments are as follows:

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

(viii) The Company has also leased 4 vehicles commencing in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$34,340
Year Ended	July 31, 2010	$41,208
Year Ended	July 31, 2011	$41,208
Year Ended	July 31, 2012	$6,868
Total		$123,624

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2007
(Amounts expressed in US dollars)

10. Subsequent Events (continued)

(ix) The Company entered into a consulting agreement with Matthew Sacco on August 1, 2008.  He is to assist with establishing a distribution network of Megola’s Hartindo product lines.  The compensation in lieu of a cash payment of $30,000 was 1,000,000 shares of Company stock, issued on August 14, 2008.

(x) On January 19, 2009 the Company entered into a Distributorship and Sales Agency and Royalty Agreement with Vulcan Technologies, LLC for the Hartindo line of Anti-Fire Products (Product) which will include, but not be limited to, the following:

▪	Vulcan is granted exclusive distribution/sales representative rights for the Product in the countries of Canada and Mexico to the railroad industry (the “Railroad Industry”) for a ten (10) year term.

▪	Vulcan is granted co-exclusive distribution/sales representative rights in the United States of America (the “U.S.”), to the railroad industry (the “Railroad Industry”) for a ten (10) year term.

▪	In consideration of its appointments set forth in the Agreement, Vulcan agrees to pay Megola the sum of Seven Hundred Fifty Thousand ($750,000.00) USD dollars, as follows:

o	a partial payment of $400,000 to Megola due five (5) business days after the execution and delivery of this Agreement by all parties, and;
o
a payment of $350,000 ninety (90) days following the date of this Agreement, provided, however, that such payment shall only be due and owing at that time if Woodsmart, under the Woodsmart Contract, and

Janus, under the Janus Contract and any other distribution means by Megola has purchased no less than 100,000 gallons of Hartindo AF21, in its fully diluted form.

▪	Vulcan shall pay to Megola a commission payment equal to twenty-five (25%) percent of Vulcan’s profit on Products purchased (the “Vulcan Commission”) by any party in the Railroad Industry.

▪
Vulcan hereby commits to generate aggregate gross sales of the Hartindo Products in the Railroad Industry of no less than $3 Million USD on or before the second anniversary of this Agreement, and, thereafter, agrees to increase such aggregate gross sales by fifteen (15%) percent for each year thereafter, commencing with the third year of the term.

11.          LOAN RECEIVABLE

The loan receivable balance represents an amount owing by a supplier and will be offset against the Company’s    future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the loan receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of loan receivable is $111,162.

12.          NOTE PAYBALE

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
Subsequent to July 31, 2007, FSU assigned the loan to PCL with modifications as follows:
the security pledge to FSU was voided; the due date was extended to March 31, 2008 per agreement;
PCL reserved the right to further extend the due date and interest-free period at their sole discretion.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2007
(Amounts expressed in US dollars)

12. Note Payable (continued)

On October 22, 2007, Megola signed a note and security agreement with PCL to obtain additional funding in the amount of $300,000 (CAD). Megola, upon receipt of the loan, will incur no interest should the loan be repaid after specified time period. Any amounts still owing after the period, unless such date is extended by PCL, will be subject to a 15% rate of interest. PCL shall extend the January 25, 2008 due date of an existing loan of $250,000 (USD) to coincide with the due date of this new agreement.
The due date on the entire amounts loaned will be March 31, 2008.
As security for the loan, Megola has pledged to PCL the right to revoke Megola’s Licensing Agreement to the Hartindo line of products.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended October 31, 2007

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

GOING CONCERN

Megola's net loss for the three months ended October 31, 2007 vs. three months ended October 31, 2006 decreased 80.68% from $454,656 to $87,829. The Company has an accumulated deficit of $5,166,554 as of October 31, 2007. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola Inc. provides environmentally conscious solutions in the areas of physical water treatment, air purification and fire protection.

Megola’s ScaleGuard product units are a cost-effective and environmentally friendly alternative to salt softeners and chemical water treatments.  ScaleGuard utilizes electromagnetic technology rather than chemicals or other methods to condition water, both preventing the ongoing build-up of scale and eliminating historical scale build-up in water delivery systems and machinery.    ScaleGuard prolongs the life of equipment, appliances, hot water tanks, and distribution systems in residential, commercial, agricultural and industrial applications.

Megola’s AirGuardian indoor air quality product units are uniquely engineered, integrated ultraviolet light systems designed to dramatically reduce and control airborne allergens and toxic compounds such as mold, fungus, formaldehyde, xylene gases and tobacco smoke along with infectious agents such as bacteria, influenza, hemolytic streptococci and many others in an indoor environment.  The duct-mounted units are ideal for improving indoor air quality in homes, cottages and business areas while the portable units are effective in deodorizing automobiles, change rooms and sporting equipment.

Megola’s Hartindo anti-fire product line represents a one of a kind environmentally friendly fire inhibitor and suppression technology.  These water-based, non-toxic and non-corrosive products include AF21, an inhibitor that renders all water absorbent and many synthetic materials non-flammable; AF31, a suppression agent that stops fire and prevents fire spread and is able to extinguish A, B, C, D and F/K class fires; AF11E, the world’s only proven 1:1 direct replacement for both Halon 1301 and 1211; and Dectan, a water-based rust inhibitor and converter that exhibits the heat refraction properties of AF21.

Megola was dependent on one customer, Refrigeration Services for sales accounting for approximately 77% of our revenues in the first 3 months of fiscal year 2008. H203 Solutions accounted for 77% of cost of goods for the first 3 months of fiscal year 2008. Sales of the ScaleGuard devices accounted for 77%, AirGuardian units accounted for 17% and Hartindo products accounted for 6% of our total gross revenues in the first 3 months of fiscal year 2008.

Commencing in our fiscal year 2006, we entered into an agreement with H2O3 Solutions, one of the Company's manufacturers, to allow them to sell a residential and small commercial ScaleGuard system directly throughout Asia. By agreement, Megola is entitled to a royalty payment from the sales of these two products. There was no royalty income received during the period due to the manufacturer moving its facilities to a new location in Southeast Asia, thereby not producing or selling any additional units.

RESULTS OF OPERATIONS

Three months ended October 31, 2007 vs. three months ended October 31, 2006.

Our revenues for the three months ended October 31, 2007 vs. three months ended October 31, 2006 decreased 89.60% from $41,514 to $4,319 due to a reduction in royalty payments and sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Our cost of sales for the three months ended October 31, 2007 vs. three months ended October 31, 2006 decreased 43.27% from $1,893 to $1,074. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues.

Our general and administrative expenses for the three months ended October 31, 2007 vs. three months ended October 31, 2006 decreased 81.82% from $489,117 to $88,943 because of the combination of a decrease in costs of stock for services and a decrease in payroll.

Our interest expense for the three months ended October 31, 2007 vs. three months ended October 31, 2006 decreased 57.89% from $3,467 to $1,460 because of the Company's decreased interest owing towards payroll deductions.

Accordingly, our net loss for the three months ended October 31, 2007 vs. three months ended October 31, 2006 decreased 80.68% from $454,656 to $87,829.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending October 31, 2007 have been prepared assuming we continue as a going concern.

At October 31, 2007, we had an accumulated deficit of $5,166,554.

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

Form: 8-K Filing Date October 31, 2007

Exhibit Name and/or Identification of Exhibit Number

31 Certification
32 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGOLA, INC. (Registrant)

Date: February18, 2009	By:	/s/ Joel Gardner
Joel Gardner
President, CEO, Principal Financial
Officer and Principal Accounting Officer