Form 10-Q
period 2008-01-31
MEGOLA INC
filed 2009-03-27
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2008
Or
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

Yes  ☐     No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,486,029 at January 31, 2008

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Six Months Ended January 31, 2008 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	January 31, 2008	July 31, 2007
	(Unaudited)	(Audited)

ASSETS
Cash	-	32,660
Inventory (note 4)	56,817	58,221
Prepaid expenses	5,355	9,342
	62,172	100,223

Intangible asset (note 7)	1,350,000	1,350,000
Loan receivable (note 11)	120,848	122,085
Deposits	5,000
Property and equipment	6,912	8,207
	$1,544,932	$1,580,515

LIABILITIES
Bank overdraft	9,174	-
Advances from stockholders (note 8)	178,725	290,689
Note payable (note 12)	548,860	250,000
Customer Deposits	44,000	-
Accounts payable and accrued liabilites	102,860	112,533
Accrued interest	25,822	25,822
	909,441	679,044

Going concern - (note 2)
Subsequent events - (note 10)

STOCKHOLDERS' EQUITY
Capital stock (note 9)	78,486	48,486
Additional paid in capital (note 9)	5,904,612	5,934,612
Accumulated deficit	(5,328,518)	(5,078,725)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(19,089)	(2,902)
	635,491	901,471
	$1,544,932	$1,580,515

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)

	FOR THE 3 MONTHS ENDED		FOR THE 6 MONTHS ENDED
	January 31, 2008	January 31, 2007	January 31, 2008	January 31, 2007

Income - sales	$8,372	$14,317	$12,691	$15,831
Cost of sales	330	382	1,404	2,275
GROSS PROFIT (LOSS)	8,042	13,935	11,287	13,556

Royalty income (note 3)	0	42,000	0	82,000
	8,042	55,935	11,287	95,556

General and administrative	187,768	124,488	277,366	614,039
Depreciation	674	1,661	1,346	3,354
Interest	224	2,355	1,842	5,822
TOTAL EXPENSES	188,666	128,504	280,554	623,215

NET LOSS	(180,624)	(72,569)	(269,267)	(527,659)

Foreign currency translation adjustment	1,301	50,222	3,287	46,320

COMPREHENSIVE LOSS	(179,323)	(22,347)	(265,980)	(481,339)

Weighted average common shares outstanding	78,486,029	47,986,029	76,040,377	46,610,649

Loss per share - basic and diluted	$(0.002)	$(0.002)	$(0.004)	$(0.011)

Comprehensive loss per share - basic and diluted	$(0.002)	$(0.000)	$(0.003)	$(0.010)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)

	FOR THE 6 MONTHS ENDED
	January 31, 2008	January 31, 2007

CASH FLOWS FROM OPERATING ACTIVITES
Net loss for the period	(269,267)	(527,659)
Adjustments to reconcile net loss to net cash used in operating activites	22,042	338,605
	(247,225)	(189,054)
CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	(92,450)	-
Proceeds from issuance of investor loans	297,990	-
Proceeds from notes payable	-	177,493
	205,540	177,493
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(149)	28,900
NET INCREASE (DECREASE) IN CASH FOR THE QUARTER	(41,834)	17,339
NET CASH, beginning of period	32,660	(43,983)
NET CASH, end of period	(9,174)	(26,644)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	0	0
Income taxes paid	0	0

See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) - unaudited
(Amounts expressed in US dollars)
January 31, 2008

			Accumulated Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Loss	Capital	Deficit	Totals
Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock Issued For Services	10,770,000	10,770	-	427,030	-	437,800
Stock to be issued	-	-	-		-	-
for Distribution Rights				1,350,000		1,350,000
Net Loss	-	-	-	-	(740,752)	(740,752)

Foreign Currency
Translation Adjustment	-	-	16,343	-	-	16,343

Balances, July 31, 2007	48,486,029	$48,486	$(2,902)	5,934,612	$(5,078,725)	$901,471

Stock Issued for Distribution Rights	30,000,000	30,000	-	(30,000)	-	-
Net Loss	-	-	-	-	(269,267)	(269,267)

Foreign Currency
Translation Adjustment	-	-	3,287	-	-	3,287

Balances, January 31, 2008	78,486,029	$78,486	$385	5,904,612	$(5,347,992)	$635,491

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2008  (Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

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
During the last fiscal year ended July 31, 2007, the Company recorded a provision for 245,032 (2006-$nil) related to inventory impairment.  The inventory amount of $56,817 reflects the cost of sales of these products sold.  Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2008  (Amounts expressed in US dollars)

5. CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2008	2007
Depreciation	1,346	3,354
Shares issued for consulting services	0	412,800
(Increase) decrease in loan receivable	226	0
(Increase) decrease in inventory	(8,595)	(2,823)
(Increase) decrease in prepaid expenses	(725)	(13,541)
Decrease in accounts payable	(12,783)	(14,248)
Increase (decrease) in accrued expenses and other	(1,427)	(7,150)
Increase (decrease) in distributor deposits	0	1,399
Increase (decrease) in customer deposits	44,000	0
Decrease in other receivables	0	(41,388)
Increase (decrease) in accrued interest	0	202
	22,042	338,605

6.	SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

	North America		International	Total
Six months ended January 31, 2008
Revenues		$12,691	$0	$12,691
Net Loss		$269,267	-	$269,267
Interest Expense	$		$1,842	$1,842
Total Assets			$1,544,932	$1,544,932

	North America		International	Total
Six months ended January 31, 2007
Revenues		$15,831	$82,000	$97,831
Net Loss		$527,659	$0	$527,659
Interest Expense	$		$5,822	$5,822
Total Assets		$-	$415,277	$415,277

7.	INTANGIBLE ASSET DISTRIBUTION RIGHTS

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

Per terms of the distribution agreement, for each contract the Company enters into, the following applies:

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2008 (Amounts expressed in US dollars)

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

This agreement, as amended subsequent to January 31, 2008 (see note 10(iii)), shall remain in full force and effect so long as the Company and its Hartindo dealers, sub-agents and/or sales representatives (the “Megola Group”) purchase Hartindo products in the aggregate amounts specified below, namely:

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
(a) Capital Stock
On August 15, 2007, Megola Issued 30,000,000 shares for Distribution Rights valued at $1,350,000.
(b) Additional paid in capital

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2008 (Amounts expressed in US dollars)

9. Capital Stock and Additional Paid in Capital (continued)

Additional paid in capital decreased $30,000 due to Megola’s common stock being reclassified for the acquisition of distribution rights at year ended July 31, 2007.  These rights were contracted for before year-end but the shares were issued after year-end.

10.	SUBSEQUENT EVENTS

(i) On October 5, 2008 the Company in cooperation with MSE Enviro-Tech Corp entered into a Hartindo AF21 Product, Purchase, Sales, Distribution, Marketing, and Service Agreement with WoodSmart Solutions, Inc. The basic terms and conditions proposed are as follows:

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

(ii) On November 24, 2008 Megola entered into a Consulting Agreement with Regal Capital Partners LLC (RCP) to assist and advise the Company in identifying investor relations and/or public relations and/or market relations organizations which are engaged by Megola.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2008 (Amounts expressed in US dollars)

10. Subsequent Events (continued)

(iii) On December 8, 2008, the sales/performance quotas in the agreement with PCL dated January 12, 2007, have been moved forward starting January 31, 2010.

(iv) The Company also leased warehouse space and additional office space in Point Edward, Ontario, Canada, commencing September of 2008.  Required minimum lease payments are as follows:

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

(v) The Company has also leased 4 vehicles commencing in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$34,340
Year Ended	July 31, 2010	$41,208
Year Ended	July 31, 2011	$41,208
Year Ended	July 31, 2012	$6,868
Total		$123,624

(vi) The Company entered into a consulting agreement with Matthew Sacco on August 1, 2008.  He is to assist with establishing a distribution network of Megola’s Hartindo product lines.  The compensation in lieu of a cash payment of $30,000 was 1,000,000 shares of Company stock issued on August 14, 2008.

(vii) On January 19, 2009 the Company entered into a Distributorship and Sales Agency and Royalty Agreement with Vulcan Technologies, LLC for the Hartindo line of Anti-Fire Products (Product) which will include, but not be limited to, the following:

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2008 (Amounts expressed in US dollars)

10. Subsequent Events (continued)

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

The loan receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the loan receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of loan receivable is $114,008.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2008 (Amounts expressed in US dollars)

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

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended January 31, 2008

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

GOING CONCERN

Megola's net loss for the six months ended January 31, 2008 vs. six months ended January 31, 2007 decreased 48.97% from $527,659 to $269,267. The Company has an accumulated deficit of $5,347,992 as of January 31, 2008. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on three customers, Refrigeration Services, morEnergy and Ralph Goddard for sales accounting for approximately 71% of our revenues in the first 6 months of fiscal year 2008. H203 Solutions accounted for 81% of cost of goods for the first 6 months of fiscal year 2008. Sales of the ScaleGuard devices accounted for 93%, AirGuardian units accounted for 5% and Hartindo products accounted for 2% of our total gross revenues in the first 6 months of fiscal year 2008.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2008 vs. three months ended January 31, 2007.

Our revenues for the three months ended January 31, 2008 vs. three months ended January 31, 2007 decreased 85.13% from $56,317 to $8,372 due to a reduction in royalty payments and sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Our cost of sales for the three months ended January 31, 2008 vs. three months ended January 31, 2007 decreased 13.61% from $382 to $330. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues.

Our general and administrative expenses for the three months ended January 31, 2008 vs. three months ended January 31, 2007 increased 50.83% from $124,488 to $187,765 because of an increase in payroll.

Our interest expense for the three months ended January 31, 2008 vs. three months ended January 31, 2007 decreased 90.49% from $2,355 to $224 because of the Company's decreased interest owing towards payroll deductions.

Accordingly, our net loss for the three months ended January 31, 2008 vs. three months ended January 31, 2007 increased 148.90% from $72,569 to $180,624.

Six months ended January 31, 2008 vs. Six months ended January 31, 2007.

Our revenues for the six months ended January 31, 2008 vs. six months ended January 31, 2007 decreased 87.03% from $97,831 to $12,691 due to a reduction in royalty payments and sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Our cost of sales for the six months ended January 31, 2008 vs. six months ended January 31, 2007 decreased 38.29% from $2,275 to $1,404. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues.

Our general and administrative expenses for the six months ended January 31, 2008 vs. six months ended January 31, 2007 decreased 54.83% from $614,039 to $277,366 because of the decrease in costs of stock for services.

Our interest expense for the six months ended January 31, 2008 vs. six months ended January 31, 2007 decreased 68.36% from $5,822 to $1,842 because of the company's decreased interest owing towards payroll deductions.

Accordingly, our net loss for the six months ended January 31, 2008 vs. six months ended January 31, 2007 decreased 48.97% from $527,659 to $269,267.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending January 31, 2008 have been prepared assuming we continue as a going concern.

At January 31, 2008, we had an accumulated deficit of $5,347,992.

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

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON S-8

Form: 8-K Filing Date October 31, 2007

Form: 8-K Filing Date November 16, 2007

Form: 8-K Filing Date November 26, 2007

Form: 8-K Filing Date December 3, 2007

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

Date: March 27, 2009