Form 10-Q/A
period 2008-01-31
MEGOLA INC
filed 2009-03-30
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	January 31, 2008	July 31, 2007
	(Unaudited)	(Audited)

ASSETS
Cash	-	32,660
Inventory (note 4)	56,817	58,221
Prepaid expenses	5,355	9,342
	62,172	100,223

Intangible asset (note 7)	1,350,000	1,350,000
Loan receivable (note 11)	120,848	122,085
Deposits	5,000
Property and equipment	6,912	8,207
	$1,544,932	$1,580,515

LIABILITIES
Bank overdraft	9,174	-
Advances from stockholders (note 8)	178,725	290,689
Note payable (note 12)	548,860	250,000
Customer Deposits	44,000	-
Accounts payable and accrued liabilites	102,860	112,533
Accrued interest	25,822	25,822
	909,441	679,044

Going concern - (note 2)
Subsequent events - (note 10)

STOCKHOLDERS' EQUITY
Capital stock (note 9)	78,486	48,486
Additional paid in capital (note 9)	5,904,612	5,934,612
Accumulated deficit	(5,347,992)	(5,078,725)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	385	(2,902)
	635,491	901,471
	$1,544,932	$1,580,515

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