Form 10-Q
period 2008-04-30
MEGOLA INC
filed 2009-04-03
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2008
Or
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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,486,029 at April 30, 2008

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Nine Months Ended April 30, 2008 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	April 30, 2008	July 31, 2007
	(Unaudited)	(Audited)

ASSETS
Cash	-	32,660
Inventory (note 4)	57,817	58,221
Prepaid expenses	1,350	9,342
	59,167	100,223

Intangible asset (note 7)	1,350,000	1,350,000
Loan receivable (note 11)	117,472	122,085
Deposits	4,965	-
Property and equipment	6,238	8,207
	$1,537,841	$1,580,515

LIABILITIES
Bank overdraft	20,107	-
Advances from stockholders (note 8)	270,502	290,689
Note payable (note 12)	547,870	250,000
Customer deposits	44,000	-
Accounts payable and accrued liabilites	122,740	112,533
Accrued interest	25,821	25,822
	1,031,040	679,044

Going concern - (note 2)
Subsequent events - (note 10)

STOCKHOLDERS' EQUITY
Capital stock (note 9)	78,486	48,486
Additional paid in capital (note 9)	5,904,612	5,934,612
Accumulated deficit	(5,476,744)	(5,078,725)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	447	(2,902)
	506,801	901,471
	$1,537,841	$1,580,515
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Income - sales	$659	$6,315	$13,265	$22,147
Cost of sales	100	312,921	1,504	315,195
GROSS PROFIT (LOSS)	559	(306,606)	11,761	(293,048)

Royalty income (note 3)	0	58,000	0	140,000
	559	(248,606)	11,761	(153,048)

General and administrative	144,633	79,562	405,348	280,928
Stock issued for services	0	25,000	0	437,800
Depreciation	1,314	1,954	2,000	5,183
Interest	224	3,064	2,432	8,886
TOTAL EXPENSES	146,171	109,580	409,780	732,797

NET LOSS	(145,612)	(358,186)	(398,019)	(885,845)

Foreign currency translation adjustment	62	(16,097)	3,349	30,223

COMPREHENSIVE LOSS	(145,550)	(374,283)	(394,670)	(855,622)

Weighted average common shares outstanding	78,486,029	48,447,140	76,641,767	48,138,044

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Comprehensive loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 9 MONTHS ENDED
	April 30, 2008	April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITES
Net loss for the period	(398,019)	(885,845)
Adjustments to reconcile net loss to net cash used in operating activites	58,655	509,505
	(339,364)	(376,340)
CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	(65,023)	129,031
Proceeds from issuance of investor loans	298,140	250,000
	233,117	379,031
CASH FLOWS FROM INVESTING ACTIVITIES
Bank Indebtedness	20,107	(38,600)
Purchase of property and equipment	-	(1,086)
	20,107	(39,686)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	53,480	80,978
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	(32,660)	43,983
NET CASH, beginning of period	32,660	(43,983)
NET CASH, end of period	-	-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	0	0
Income taxes paid	0	0
See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) - unaudited
(Amounts expressed in US dollars)
April 30, 2008

			Accumulated Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Loss	Capital	Deficit	Totals
Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)

Stock Issued For Services	10,770,000	10,770	-	427,030	-	437,800
Stock to be issued	-	-	-		-	-
for Distribution Rights				1,350,000		1,350,000
Net Loss	-	-	-	-	(740,752)	(740,752)

Foreign Currency
Translation Adjustment	-	-	16,343	-	-	16,343

Balances, July 31, 2007	48,486,029	$48,486	$(2,902)	5,934,612	$(5,078,725)	$901,471

Stock Issued for Distribution Rights	30,000,000	30,000	-	(30,000)	-	-
Net Loss	-	-	-	-	(398,019)	(398,019)

Foreign Currency
Translation Adjustment	-	-	3,349	-	-	3,349

Balances, April 30, 2008	78,486,029	$78,486	$447	5,904,612	$(5,476,744)	$506,801

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2008
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

4.            INVENTORY
During the last fiscal year ended July 31, 2007, the Company recorded a provision for 245,032 (2006-$nil) related to inventory impairment.  The inventory amount of $57,817 reflects the cost of sales of these products sold.  Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2008
(Amounts expressed in US dollars)

5. CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2008	2007
Depreciation	2,000	5,183
Stock issued for services	-	437,800
(Increase) decrease in loan receivable	3,591	(102,338)
(Increase) decrease in inventory	404	283,178
(Increase) decrease in prepaid expenses	3,280	(12,481)
(Decrease) increase in accounts payable and accrued liabilities	5,380	(101,837)
Increase (decrease) in customer deposits	44,000	-
	58,655	509,505

6.            SEGMENT REPORTING

Megola sells in the U.S. and China as well as in Canada and has two reportable geographic segments, with summary information as follows:

	North America	International	Total
Nine months ended April 30, 2008
Revenues	$13,265	$0	$13,265
Net Loss	$398,019	-	$398,019
Interest Expense	$	$2,432	$2,432
Total Assets		$1,537,841	$1,537,841

Nine months ended April 30, 2007	North America	International	Total
Revenues	$22,147	$140,000	$162,147
Net Loss	$885,845	$0	$885,845
Interest Expense	$-	$8,886	$8,886
Total Assets	$-	$1,538,913	$1,538,913

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

Per terms of the distribution agreement, for each contract the Company enters into, the following applies:

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2008
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

This agreement, as amended subsequent to April 30, 2008 (see note 10(iii)), shall remain in full force and effect so long as the Company and its Hartindo dealers, sub-agents and/or sales representatives (the “Megola Group”) purchase Hartindo products in the aggregate amounts specified below, namely:

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
(a) Capital Stock
On August 15, 2007, Megola Issued 30,000,000 shares for Distribution Rights valued at $1,350,000.
(b) Additional paid in capital

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2008
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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2008
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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2008
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

11.           LOAN RECEIVABLE

The loan receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the loan receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of loan receivable is $110,823.

12.           NOTE PAYBALE

Megola, FireStop USA, LLC ("FSU"), an unrelated party, and Pacific Channel Ltd. ("PCL")  have agreed that FSU will loan $250,000 to Megola under a note payable and security agreement.  FSU specified that no interest on the loan will be due if the loan is repaid in full within six months.  Any amounts owing after six months will be subject to interest at 15% per annum.  As security for the loan, Megola pledged a first priority interest in the U.S.manufacturing rights for the Hartindo line of products.
Subsequent to July 31, 2007, FSU assigned the loan to PCL with modifications as follows: the security pledge to FSU was voided; the due date was extended to December 31, 2009 per agreement; PCL reserved the right to further extend the due date and interest-free period at their sole discretion.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2008 (Amounts expressed in US dollars)

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
The due date on the entire amounts loaned will be December 31, 2009.
As security for the loan, Megola has pledged to PCL the right to revoke Megola’s Licensing Agreement to the Hartindo line of products.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended April 30, 2008

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

GOING CONCERN

Megola's net loss for the nine months ended April 30, 2008 vs. nine months ended April 30, 2007 decreased 55.07% from $885,845 to $398,019. The Company has an accumulated deficit of $5,476,744 as of April 30, 2008. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on three customers, Refrigeration Services, morEnergy and Ralph Goddard for sales accounting for approximately 68% of our revenues in the first 9 months of fiscal year 2008. H203 Solutions accounted for 81% of cost of goods for the first 9 months of fiscal year 2008. Sales of the ScaleGuard devices accounted for 93%, AirGuardian units accounted for 5% and Hartindo products accounted for 2% of our total gross revenues in the first 9 months of fiscal year 2008.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2008 vs. three months ended April 30, 2007.

Our revenues for the three months ended April 30, 2008 vs. three months ended April 30, 2007 decreased 98.98% from $64,315 to $659 due to a reduction in royalty payments and sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Our cost of sales for the three months ended April 30, 2008 vs. three months ended April 30, 2007 decreased 99.97% from $312,921 to $100. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues.

Our general and administrative expenses for the three months ended April 30, 2008 vs. three months ended April 30, 2007 increased 81.79% from $79,562 to $144,633 because of an increase in payroll.

Our interest expense for the three months ended April 30, 2008 vs. three months ended April 30, 2007 decreased 92.69% from $3,064 to $224 because of the Company's decreased interest owing towards payroll deductions.

Accordingly, our net loss for the three months ended April 30, 2008 vs. three months ended April 30, 2007 decreased 59.35% from $358,186 to $145,612.

Nine months ended April 30, 2008 vs. Nine months ended April 30, 2007.

Our revenues for the nine months ended April 30, 2008 vs. nine months ended April 30, 2007 decreased 91.82% from $162,147 to $13,265 due to a reduction in royalty payments and sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Our cost of sales for the nine months ended April 30, 2008 vs. nine months ended April 30, 2007 decreased 99.52% from $315,195 to $1,504. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues.

Our general and administrative expenses for the nine months ended April 30, 2008 vs. nine months ended April 30, 2007 increased 44.29% from $280,928 to $405,348 because of the increase in product testing, professional fees and payroll.

Our interest expense for the nine months ended April 30, 2008 vs. nine months ended April 30, 2007 decreased 72.63% from $8,886 to $2,432 because of the company's decreased interest owing towards payroll deductions.

Accordingly, our net loss for the nine months ended April 30, 2008 vs. nine months ended April 30, 2007 decreased 55.07% from $885,845 to $398,019.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending April 30, 2008 have been prepared assuming we continue as a going concern.

At April 30, 2008, we had an accumulated deficit of $5,476,744.

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