Form 10-K
period 2008-07-31
MEGOLA INC
filed 2009-06-26
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2008
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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 78,486,029 at July 31, 2008.

TABLE OF CONTENTS

The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

☐	The availability of additional funds to successfully pursue our business plan;
☐	The cooperation of industry service partners that have signed agreements with us;
☐	Our ability to market our services to current and new customers and generate customer demand for our products and services in the geographical areas in which we operate;
☐	The ability to comply with provisions of our financing agreements;
☐	The highly competitive nature of our industry;
☐	Our ability to retain key personnel;
☐	Our ability to maintain adequate customer care and manage our churn rate;
☐	Our ability to maintain, attract and integrate internal management, technical information and management information systems;
☐	Our ability to manage rapid growth while maintaining adequate controls and procedures;
☐	The availability and maintenance of suitable vendor relationships, in a timely manner, at reasonable cost;
☐	General economic conditions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

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

On November 26, 2003, Megola was acquired by SuperiorClean, Inc. in a transaction accounted for as a reverse acquisition. Megola’s stockholders were issued 13,389,591 SuperiorClean shares in exchange for 100% of the outstanding common and preferred stock of Megola, plus $250,000 in cash and $200,000 in notes payable. Two major stockholders of SuperiorClean and two other persons then signed consulting contracts for 1,250,000 common shares. Prior to the merger, SuperiorClean had no assets or operations. SuperiorClean’s name was later changed to Megola, Inc.

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

For fiscal year ended July 31, 2008 35% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

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

At July 31, 2008 we had an accumulated deficit of $5,615,600. We had a net loss of $536,875 in fiscal year 2008. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

During the year ending July 31, 2008 our revenues decreased from $277,336 for 2007 to $36,399 for the year ended July 31, 2008.

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

A Southwestern Ontario refinery (Suncor) was having a scaling issue with a four bank tube and shell exchanger. This exchanger was undersized when designed and needed cleaning every 8-10 weeks as after 10 weeks there was no heat exchange taking place at all. Megola offered a trial of its ScaleGuard electronic conditioner for 3 months. The exchanger was cleaned as per its regular maintenance and the ScaleGuard system was installed. The operators said they would know within 4 weeks if the ScaleGuard system was keeping the exchanger from fouling as the performance of the exchanger to cool the product was well documented. After 4 weeks there was no loss of cooling. Normally after an 8 week period this exchanger would lose almost all of its ability to cool. However with the ScaleGuard system installed in this exchanger never needed descaling and had only lost one degree of cooling over the next 21 months (90 weeks). It was approximated that the refinery saved $60,000 in costs during the time that the ScaleGuard was in use. The client purchased the systems.

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
Zhong Mei Coal Mining Company
Zhujiang Brewery
Country Fresh Dairy
Tim Horton’s Kentucky Fried Chicken Zurn Industries Royal Plastics TRW Automotive Parmalat FritoLay Honeywell DuPont Canada Colgate University

For fiscal year ended July 31, 2008 35% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

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
(manufactured in USA)

2% of our sales were AirGuardian for fiscal year 2008.

Portable Ozone Systems

Equipment Master - Sports equipment Deodorizing unit
Room Blaster - Room Deodorizing unit
Air Care - Room Air Treatment unit
(all units manufactured in China)

We did not have any sales for Ozone Systems for fiscal year 2008.

Microbiological Control and Waste Water Treatment

Ozone Treatment Systems

Megola, Inc. is a North American distributor of ozone treatment systems manufactured by Dalian Bingshan H203 Solutions Co., Ltd. Utilizing the powerful biocidal properties of ozone, these systems are an alternative to chemical treatments for microbiological control.

Applications include:

☐	Cooling towers
☐	HVAC systems
☐	Drinking water (agriculture)
☐	Surface disinfection water

Bioguard UltraViolet (UV) Water Treatment Systems

Ultraviolet treatment is the disinfection process of passing water by a special light source. Immersed in the water in a protective transparent sleeve, the special light source emits UV waves that can inactivate harmful microorganisms.

Applications include:

☐	Disinfection of fresh, process, wash, and cooling water
☐	Disinfection and biodegradability improvement of wastewater
☐	Drinking water - POE and POU systems
☐	Swimming pools and ponds
☐	Medical and pharmaceutical industries
☐	Quality control measures
☐	Vending machines (manufactured in China)

We did not have any sales for Micro-Bio and Waste Water Treatment Systems for fiscal year 2008.

IonClear - Copper Ionization Systems

The IonClear System is an electronic, non-chemical means to disinfect and treat dirty water. The system is used for killing bacteria, viruses, pathogens & other coli forms together with the treatment of algae, typically found and/or associated with the following:

☐	Swimming Pools
☐	Hydrotherapy, heated pool & spas
☐	Ornamental water gardens, fountains & ponds
☐	Water storage tanks
☐	Water cooling towers, water cooled heat exchangers, & evaporators(manufactured in China)

HARTINDO LINE OF ANTI-FIRE PRODUCTS

HARTINDO AF11E

1:1 direct drop-in replacement for both Halon 1301 and 1211

Belonging to the Halocarbon group of vaporizing liquid fire extinguishing chemicals AF11E is similar in action to Halon but without any of the environmental or toxicity problems associated with Halons.

Of all the Halocarbon alternatives to Halon, AF11E has the lowest overall environmental impact.

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

Hartindo AF21 is a colorless water based solution that is:
• Non-toxic
• Non-corrosive
• Biodegradable
• Environment friendly

Features:
• Prevents the spread of fire
• Eliminates afterglow
• Treated materials classified Class 0 non-flammable
• Ease of application (spraying, padding, dipping, brushing or fogging)
• Does not affect the look, feel, smell or color of the treated items
• Offers permanent protection from fire once applied

Uses: Suitable for use on all water absorbent as well as many synthetic fiber materials including:
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

Testing/Certifications;

☐	ASTM E84 (CLASS A) – surface burning characteristics of building materials
☐	ASTM E84 (with Bluwood) (CLASS A) – various types of wood products – Douglas Fir, Southern Yellow Pine (SYP), SPF, plywood, etc…
☐	16 CFR 1633 – open flame mattress flammability test
☐	ASTM D 3201 – Hygroscopicity Test(compared to Dricon (pressure-treated wood))
☐	NFPA 701- vertical burn test; flame propagation of textiles
☐	NFPA 2112 – flame resistance for protection of industrial personnel against flash fires

HARTINDO AF31

a multi-purpose, water-based, non-toxic, non-corrosive and environmentally friendly fire extinguishing and inhibiting agent

Hartindo AF31 is
• an "Environment Friendly" non Ozone Depleting Substance.
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
• Suitable for training purposes

Hartindo AF31 eliminates all worries and dangers when fighting reactive fires such as metal, coal, car tire dumps and deep pan oil fires.

Testing/Certifications;

☐	ASTM E84 (CLASS A) – Surface burning characteristics of building materials (to show inhibition of reignition on Class A fires and potential as a fire inhibitor
☐	Aquatic toxicity
☐	Standard toxicity (mammalian) – oral, dermal, eye irritation (prerequisites for NFPA approvals)

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

Testing/Certifications;

☐	NFPA 701 – flame propagation of textiles
☐	NFPA 2112 – flame resistant garments for protection of industrial personnel against flash fire
☐	International Standard BS 476 Part 6 & Part 7: Class 0 (LPC BRE UK, SIRIM Malaysia and BOMBA Malaysia)

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

Testing/Certifications;

☐	ASTM B117 – continuous salt-spray test

For fiscal year ended July 31, 2008 61% of our revenues were generated from sales of Hartindo Fire Products.
Employees

We currently have 5 full-time employees and 1 part-time employee.

Item 2. DESCRIPTION OF PROPERTY

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

Our telephone number at the above location is 519-336-0628.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Securities

Our common stock currently trades on The Pink Sheets under the symbol MGOA.   The high and low closing price for each quarterly period of our last two fiscal years is listed below:

	High	Low
Fiscal 2007
1st Quarter	$0.08	$0.04
2nd Quarter	0.08	0.03
3rd Quarter	0.07	0.04
4th Quarter	0.05	0.03

Fiscal 2008
1st Quarter	$0.05	$0.03
2nd Quarter	0.07	0.03
3rd Quarter	0.07	0.04
4th Quarter	0.05	0.03

*	The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Unregistered sales of common stock

Megola has issued 78,486,029 unregistered shares as of July 31, 2008.

Reclassification

Certain amounts presented at July 31, 2007 have been reclassified to conform to presentation at July 31, 2008.

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

Holders
As of July 31, 2008, we had 144 holders of record of our common stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Megola, Inc. is committed to solving environmental problems without the use of harsh chemicals that, in the long run, can have deleterious effects on company budgets and our environment. Megola, Inc. is the exclusive worldwide distributor for Megola GmbH, a German company that designs and manufactures the ScaleGuard series of physical water treatment equipment. Megola, Inc. has created a distribution network throughout the world.

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

Comparison of the year ended July 31, 2008 with the year ended July 31, 2007.

During the year ending July 31, 2008 our revenues decreased from $277,336 for 2007 to $36,399 for the year ended July 31, 2008, a decrease of 86.88% over the prior year. Our revenues for the year ended July 31, 2008 vs. year ended July 31, 2007 decreased due to a reduction in sales initiatives owing to a restructuring of product offerings and staffing. Staff focus during this period was allocated to new product acquisitions and reconfiguring of existing product lines. In order to accommodate potential new product initiatives, the Company intends to increase sales staff in the future.

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard and other systems. Cost of sales decreased to $32,592 and, as a percentage of revenues, decreased to 89.54% in the year ended July 31, 2008, as compared to $344,092 and 124.07% of revenue for the year ended July 31, 2007. The overall decrease in the cost of sales during 2008 is directly attributable to re-classing the year ended July 31, 2007 inventory to slow moving. In note 3(j) we indicated a reduction to inventory during the year-end July 31, 2007. Even though these items have been slow to move, they are still salable and there is little concern with obsolescence. Some have since been sold and are reflected in the $51,429 current inventory. Future product sales of these slow moving items will have no corresponding cost of sales due to the reduction entered above. During the year ended July 31, 2008, $nil (2007-57.69%) of our revenues were generated from royalties. When royalty payments are received, we do not incur any cost of sales.

General and administrative (operating) expenses decreased 36.14% to $519,259 during 2008 from $813,055 in 2007. It is expected that in 2009 we will be required to issue stock for services as we will require consultants to aid in our product expansion and sales in new markets. It is hoped that with increased product sales that such consultant fees will be payable with cash rather than stock.

Interest expense decreased 31.47% in 2008 to $18,732 from $27,334 in 2007, because of the Company's decreased interest on stockholder loans.

Net Income (Loss)

For the reasons outlined above, we realized a net loss of $536,875 for the year ended July 31, 2008 as compared to a net loss of $740,752 for the year ended July 31, 2007, a decrease of 27.52%.

	2008	2007
REVENUE
Sales	$36,399	$117,336
Royalty	-	160,000
Total Revenue	36,399	277,336

COST OF SALES	32,592	344,092

SELLING and GENERAL ADMINISTRATIVE	519,259	813,055
DEPRECIATION and AMORTIZATION	2,691	5,107
EXPENSE RECOVERY	-	(171,500)
INTEREST	18,732	27,334
Total Expenses		1,018,088

NET LOSS	$(536,875)	$(740,752)

ROYALTY INCOME:

One of the company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled to a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products.

Liquidity and Capital Resources

The consolidated financial statements as of and for the year ending July 31, 2008 have been prepared assuming we continue as a going concern.

At July 31, 2008, we had an accumulated deficit of $5,615,600.

Cash and cash equivalents at July 31, 2008 were $nil and $32,660 at July 31, 2007. Our inventory decreased for the same period from $58,221 to $51,429 or 11.67%;

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

One customer accounted for 61% of sales in 2008. Two customers accounted for 63% and 30% of sales in 2007. One vendor accounted for 100% of cost of goods sold in 2008. One vendor accounted for 80% of cost of goods sold in 2007.

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

PART II - Item 7. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Megola, Inc.

We have audited the consolidated balance sheets of Megola, Inc. (the “Company”) as at July 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the continuance of the Company is dependent on its future profitability and the ongoing support of its stockholders, affiliates and creditors. This raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the accompanying consolidated financial statements have not been prepared in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada

May 1, 2009	Chartered Accountants
Licensed Public Accountants

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	July 31,	July 31,
	2008	2007
	(Audited)	(Audited)

ASSETS
Cash	-	32,660
Inventory	51,429	58,221
Prepaid expenses	113	9,342
	51,542	100,223

Long-term receivable - net of allowance for bad debts of nil; (nil in 2007)(note 17)	116,872	122,085
Intangible asset (note 4)	1,350,000	1,350,000
Property and equipment, net of accumulated depreciation of $30,381 (2007-$27,732)(note 5)	5,558	8,207
	1,523,972	1,580,515
LIABILITIES
Bank overdraft	1,291	-
Accrued expenses - (note 7)	99,356	68,378
Accounts payable	57,577	44,155
Accrued interest	25,821	25,822
Advances from stockholders - (note 8)	386,284	290,689
	570,329	429,044

Note payable (note 6)	585,670	250,000
	1,155,999	679,044
Going concern - (note 2)
Commitments - (note 11)
Subsequent events - (note 16)

STOCKHOLDERS' EQUITY
Capital stock (note 9)	78,486	48,486
Additional paid in capital (note 9)	5,904,612	5,934,612
Deficit	(5,615,600)	(5,078,725)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	475	(2,902)
	367,973	901,471
	1,523,972	1,580,515

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in US dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2008	2007

Income - sales	36,399	117,336
Cost of sales	32,592	344,092
GROSS PROFIT (LOSS)	3,807	(226,756)

Income - royalties (note 13)	-	160,000
	3,807	(66,756)

General and administrative	519,259	813,055
Depreciation	2,691	5,107
Interest	18,732	27,334
Expense recovery	-	(171,500)
TOTAL EXPENSES	540,682	673,996

NET LOSS	(536,875)	(740,752)

Foreign currency translation adjustment	3,377	16,343

COMPREHENSIVE LOSS	(533,498)	(724,409)

Weighted average common shares outstanding	77,253,152	47,502,906

Loss per share - basic and diluted	(0.01)	(0.02)

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	YEAR ENDED	YEAR ENDED
	July 31, 2008	July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(536,875)	(740,752)
Adjustments to reconcile net loss to net cash used in operating activities (note 12)	63,281	362,432
	(473,594)	(378,320)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank indebtedness	1,291	-
Advances from stockholders	88,843	265,316
Increase in notes payable	344,850	250,000
Repayment of amount due to related parties	-	(72,372)
Cash flows from financing activities	434,984	442,944

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property and equipment	-	(1,159)
Cash flows from investing activities	-	(1,159)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,950	13,178
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	(32,660)	76,643
NET CASH, beginning of year	32,660	(43,983)
NET CASH, end of year	-	32,660

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in US dollars)
Year ended July 31, 2008

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2006	37,716,029	$37,716	$(19,245)	$4,157,582	$(4,337,973)	(161,920)
Stock Issued For Services	10,770,000	10,770	-	427,030	-	437,800
Stock Issued for Distribution Rights	-	-	-	1,350,000	-	1,350,000
Net Loss	-	-	-	-	(740,752)	(740,752)

Foreign Currency Translation Adjustment	-	-	16,343	-	-	16,343
Balances, July 31, 2007	48,486,029	$48,486	$(2,902)	5,934,612	$(5,078,725)	$901,471

Stock for Distribution Rights	30,000,000	30,000	-	(30,000)	-	-
Net Loss	-	-	-	-	(536,875)	(536,875)

Foreign Currency Translation Adjustment	-	-	3,377	-	-	3,377
Balances, July 31, 2008	78,486,029	$78,486	$475	5,904,612	$(5,615,600)	$367,973

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
Notes to Consolidated Financial Statements for the Years ended July 31, 2008 and 2007
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $536,875 and $740,752 in the 2008 and 2007 fiscal years respectively, and has a working capital deficiency of $518,787, negative cash flows from operations and a deficit of $5,615,600 as at July 31, 2008. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.
Management has undertaken the following initiatives that it believes will be instrumental in leading to better management of cash flows and more profitable operations:
•  Outsourcing of much of the manufacturing activities has been established along with appropriate analysis ensuring cost competitiveness to minimize capital outlay and provide for rapid potential growth in production levels
•  Establishment of policies and procedures for production processes to ensure timely delivery of product to distribution groups and customers
•  Established relationships with Distribution groups that can provide the necessary expertise in commercialization of the Company’s entire product line to ensure maximum market penetration
•  Signing of Definitive Sales and Agency Agreements, pertaining to the distribution rights, that have purchase/sale order requirements expected to generate substantial sales in the next five years
•  Requirement for cash deposit with sales orders to minimize drain on working capital

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of presentation
These consolidated financial statements are presented in U.S. dollars and have been prepared by management in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and the rules of the Securities Exchange Commission ("SEC").

(b) Principles of consolidation
The Company's consolidated financial statements include the accounts of Megola and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

(c) Use of estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates are comprised of depreciation, accrued expenses, impairment of intangible asset, and recoverability of deferred tax asset. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized in these consolidated financial statements.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Foreign currency translation
Megola determined that its functional currency is the Canadian Dollar as substantially all of its operations are in Canada. Megola’s reporting currency is U.S. dollars. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss. As of July 31, 2008, the exchange rate for the Canadian Dollar was $1.00 U.S. for $1.02 Canadian (2007 - $1.00 U.S. for $1.07). The annual average exchange rate for the 2008 fiscal year was $1.00 U.S. for $1.00 (2007 - $1.00 U.S. for $1.07). The Canadian economy strengthened considerably in relation to the U.S. during the third and fourth quarters of 2008, and as a result currency fluctuations have affected Megola's operations. In the future, inflation rates and the devaluation or valuation of the Canadian Dollar in relation to the U.S. dollar may have significant effects on Megola's consolidated financial statements.

(e) Cash equivalents
For the purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

(f) Revenue recognition
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

(g) Intangible assets
Intangible assets include distribution rights acquired from an independent party. Intangible assets with an indefinite life are not amortized. Indefinite-lived intangible assets are tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. At year end the management has performed an impairment analysis and determined that an impairment allowance is not required. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h) Financial Instruments

Fair Value
The Company’s financial instruments consist of long-term receivable, bank overdraft, note payable, accrued expenses, accounts payable, accrued interest and advances from stockholders. The fair value of  bank overdraft, note payable, accrued expenses, accounts payable and accrued interest approximates their carrying amount given short period to receipt or payment of cash. The fair value of long-term receivable is disclosed in note 17.  It is management’s opinion that the Company is not exposed to any significant interest rate or credit risks arising from these financial instruments.

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

(i) Allowance for doubtful accounts
Megola does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customers’ financial conditions. Megola determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Megola’s previous loss history. Megola provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of July 31, 2008 and 2007, Megola had $nil and $nil respectively as an allowance for doubtful accounts.

(j) Inventory
Inventory is valued at the lower of cost (determined on a first -in, first-out method) and net realizable value.   Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated net realizable value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the fiscal years ended July 31, 2008 and 2007 impairment expense was $nil and $253,286, respectively related to inventory impairments. Included in the impairment expense in 2007 is $245,032 for slow moving products. These products are in good condition and are still expected to be sold.

(k) Property and equipment
Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Depreciation expense for the years ended July 31, 2008 and 2007 was $2,691 and $5,107, respectively. Depreciation of property and equipment acquired and disposed of during the year is recorded at one half of the indicated rates.

(l) Impairment of long-lived assets
Long-lived assets other than intangible assets require the recognition of an impairment loss whenever it is indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying value.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
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

(o) Income taxes

Megola accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the period ending July 31, 2008 and 2007.

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
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of share based payments granted to employees and non-employees is determined using the Black-Scholes option pricing model.

(r) Recent accounting pronouncements

In February 2006, the FASB issued Statement No.155, "Accounting for Certain Hybrid Financial Instruments - Amendment to FASB No. 133 and 140" ("Statement 155"). Statement 155 resolves certain issues addressed in Statement 133 and (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation; (b) clarifies which interest only strips and principal only strips are not subject to the requirements of Statement 133; (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of statement No.155, did not have an impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued Statement No.156, "Accounting for Servicing of Financial Assets—an    amendment of FASB Statement No. 140" ("Statement 156"). Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The statement permits the entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. The statement further requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The adoption of statement No.156, did not have an impact on the consolidated financial statements of the Company.

In July 2006, the Financial Accounting Standards Board ("FASB") published FASB Interpretation No. 48 ("FIN No.48), Accounting for Uncertainty in Income Taxes, to address the non comparability in reporting tax assets and   liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's consolidated financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of  FIN No.48, did not have an impact on the consolidated financial statements of the Company.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Recent accounting pronouncements (continued)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when  pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of statement No.157, is not expected to have an impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and   Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not- for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of statement No.158, did not have an impact on the consolidated financial statements of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108  (Topic 1N), “Quantifying Misstatements in Current Year Consolidated Financial Statements” (“SAB No. 108”). SAB No.108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their consolidated financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year consolidated financial statements even if the misstatement in the prior year of years is considered immaterial. Any prior year consolidated financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, consolidated financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning April 1, 2007. The adoption of  SAB No.108, did not have an impact on the consolidated financial statements of the Company.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
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
FOR THE YEARS ENDED JULY 31, 2008 and 2007
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

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

4. INTANGIBLE ASSET (continued)
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

Failure to meet any of the above conditions shall give PCL the right to terminate the distribution agreement by a written notice to the company with the agreement remaining in force until all payments owing by one party to another have been made. In December 2008, the sales/performance quotas in the agreement with PCL have been moved forward starting January 31, 2010.

5.	PROPERTY AND EQUIPMENT

	2008		2007
	Cost	Accumulated Depreciation	Net	Net
	$	$	$	$
Sports Ozone Machines	16,000	10,858	5,142	7,434
Office Furniture and Equipment	19,939	19,523	416	773
	$35,939	$30,381	$5,558	$8,207

Amortization for the year amounted to $2,691 ($5,107 in 2007).

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

6.	NOTE PAYABLE

Megola, FireStop USA, LLC ("FSU"), an unrelated party, and Pacific Channel Ltd. ("PCL") have agreed that FSU will loan $250,000 to Megola under a note payable and security agreement. FSU specified that no interest on the loan will be due if the loan is repaid in full within six months. Any amounts owing after six months will be subject to interest at 15% per annum. As security for the loan, Megola pledged a first priority interest in the U.S. manufacturing rights for the Hartindo line of products. No interest has been accrued or paid on the loan for the year ended July 31, 2008.
On March 1, 2008, FSU assigned the loan to PCL with modifications as follows: the security pledge to FSU was voided; the due date was extended to December 31, 2009 per agreement; PCL reserved the right to further extend the due date and interest-free period at their sole discretion.
On October 22, 2007, Megola signed a note and security agreement with PCL to obtain additional funding in the amount of $292,980. Megola, upon receipt of the loan, will incur no interest should the loan be repaid after specified time period. Any amounts still owing after the period, unless such date is extended by PCL, will be subject to a 15% rate of interest.
The due date on the entire amounts loaned will be December 31, 2009.
As security for the loan, Megola has pledged to PCL the right to revoke Megola’s Licensing Agreement to the Hartindo line of products. No interest has been accrued or paid on the loan for the year ended July 31, 2008.
During the year, PCL assumed several vendor invoices on behalf of the company in the amount of $42,690. The amount is non-interest bearing and PCL waived their right to demand payment before January 1, 2010. PCL reserved the right to further extend the due date and interest-free period at their sole discretion. The amount of imputed interest for the year ended July 31, 2008 is not material.

7.	ACCRUED EXPENSES
The composition of accrued expenses is as follows:

	2008	2007

Accrued Payroll Liabilities	60,865	42,684
Other	38,491	25,694

Total accrued liabilities	$99,356	$68,378

8.	ADVANCES FROM STOCKHOLDERS
Included in the balance are advances in the amount of $315,480 unsecured, bearing interest at 6% and are due on demand.
Also included in the balance is an advance from a company related by common ownership in the amount $70,804. The loan bears interest at 7.75% per annum and is due on demand. Interest accrued on the loans, for the year ended July 31, 2008, is $18,800 ($28,900 in 2007).

9.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock
Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 78,486,029 shares issued and outstanding at July 31, 2008 and 48,486,029 at July 31, 2007.
On August 15 2007, Megola issued 30,000,000 shares for Distribution Rights valued at $1,350,000.
(b) Additional paid in capital
Additional paid in capital decreased $30,000 due to Megola’s common stock being reclassified for the acquisition of distribution rights at year-ended July 31, 2007.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

9. CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (continued)

(c) The Company has a Stock Incentive Plan for employees and consultants. There were no shares issued under the plan during the year ending July 31, 2008. In the year ending July 31, 2007, the Company issued 10,270,000 restricted common stock for consulting fees valued at $412,800.
500,000 shares of the Company’s common stock, to a legal counsel, valued at $25,000 were issued outside of the Stock Incentive Plan.

10.	SEGMENT REPORTING
The Company sells products in North America and Asia and has two reportable geographic segments and three reportable product segments summarized as follows:

	North America	Asia	Total

Year ended July 31, 2008
Sales and Royalties	$36,399	$-	$36,399
Net loss	$(536,875)	$-	$(536,875)
Depreciation	$2,691	$-	$2,691
Interest Expense	$18,732	$-	$18,732
Total Assets	$1,523,972	$-	$1,523,972

Year ended July 31, 2007
Sales and Royalties	$117,336	$160,000	$277,336
Net loss	$(320,000)	$(420,752)	$(740,752)
Depreciation	$5,107	$-	$5,107
Interest Expense	$27,334	$-	$27,334
Total Assets	$1,211,315	$369,200	$1,580,515

Breakdown of sales and royalties by product line

	Air Purification	Physical Water Treatment	Fire Safety	Total
Year Ended July 31, 2008	$1,525	$12,620	$22,254	$36,399
Year Ended July 31, 2007	$1,075	$201,261	$75,000	$277,336
There were no sales for water filtration, microbiological control and waste water treatment.

11.	COMMITMENTS
The Company is committed under a lease for office premises which expires on January 31, 2011. Minimum lease payments are due as follows:

Year ended July 31, 2009	24,806
Year ended July 31, 2010	24,806
Year ended July 31, 2011	12,403
Total	$62,015

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

12. CASH FLOW INFORMATION

(i) ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2008	2007
	$	$
Depreciation	2,691	5,107
Bad debt expense and increase in inventory reserve	-	245,032
Shares issued for consulting services	-	437,800
(Increase) decrease in long-term receivable	5,604	(121,725)
Decrease in inventory	6,792	45,646
(Increase) decrease in prepaid expenses	9,542	(3,986)
Increase (decrease) in accounts payable	1,148	(57,395)
Increase (decrease) in accrued expenses	37,504	(183,686)
Decrease in distributor deposits	-	(4,361)
	63,281	362,432

(ii) SUPPLEMENTAL CASH FLOW INFORMATION

Non Cash Transactions:
Stock issued for consulting fees	$-		$402,800
Stock issued for legal fees	$-		$35,000
Stock issued for distribution rights	$1,350,000	$
Interest paid	$-		$-
Income taxes paid	$-		$-

13. ROYALTY INCOME

One of the Company's manufacturers also sells certain Megola products directly throughout Asia. By agreement, Megola is entitled to a royalty payment for each of these units. Megola recognizes royalty revenue upon fulfillment of its contractual obligations and upon sale by the manufacturer of royalty-bearing products. There was no royalty income received during the fiscal year due to the manufacturer moving its facilities to a new location in Southeast Asia, thereby not producing or selling any additional units.

14. ECONOMIC DEPENDENCE

During 2008, one customer accounted for 61% of sales respectively (2007 – two customers accounted for 63% and 30%) and one vendor accounted for 100% of purchases (2007 - 80%).

15. INCOME TAXES
The Company's deferred tax assets, in the amount of $1,230,100 ($1,042,200 in 2007) consist entirely of benefit from net operating loss (NOL) carry forwards.
The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards in the amount of $3,465,072($2,935,800 in 2007) may be further limited by a change in ownership and other provisions of the tax laws.

Income taxes at the combined federal and state rates are as follows:

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

15. INCOME TAXES (continued)

	2008	2007
Income tax benefit at the combined rate resulting from net operating loss carry forward	(35.5)%	(35)%
Deferred income tax valuation allowance	35.5%	35%

Actual tax rate	0%	0%

16.	SUBSEQUENT EVENTS

(i) On October 5, 2008 the company in cooperation with MSE Enviro-Tech Corp, a company related through common stockholders, entered into a Hartindo AF21 Product, Purchase, Sales, Distribution, Marketing, and Service Agreement with WoodSmart Solutions, Inc, an unrelated party. The basis terms and conditions proposed are as follows:

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

RCP received a commencement bonus of 1,500,000 restricted common shares of Megola stock with Piggy Back registration rights. The shares are in lieu of a $400,000 payment and are based on $ .266 per share. Upon the effective date Megola was to issue to RCP a total of 3,000,000 restricted common stock purchase warrants as follows:

Vesting Date	Exercise price	Warrants/Common Shares
Effective Date	$0.15	1,000,000

90 Days after effective date	$0.25	1,000,000

180 Days after effective date	$0.40	1,000,000
These warrants have not been exercised and have since lapsed.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16. SUBSEQUENT EVENTS (continued)

(iii) On December 8, 2008, the sales/performance quotas in the agreement with PCL dated January 12, 2007 (see note 4), have been moved forward starting January 31, 2010.

(iv) The company also leased warehouse space and additional office space in Point Edward, Ontario, Canada, commencing September of 2008. Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2009	$39,565
Year Ended	July 31, 2010	$43,162
Year Ended	July 31, 2011	$43,162
Year Ended	July 31, 2012	$43,162
Year Ended	July 31, 2013	$43,162
Year Ended	July 31, 2014	$3,597
Total		$215,810

Warehouse
Year Ended	July 31, 2009	$16,114
Year Ended	July 31, 2010	$17,579
Year Ended	July 31, 2011	$17,579
Year Ended	July 31, 2012	$17,579
Year Ended	July 31, 2013	$17,579
Year Ended	July 31, 2014	$1,465
Total		$87,895

(v) The company has also leased 4 vehicles commencing in August of 2008. Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$33,536
Year Ended	July 31, 2010	$40,244
Year Ended	July 31, 2011	$40,244
Year Ended	July 31, 2012	$6,707
Total		$120,731

(vi) The company entered into a consulting agreement with Matthew Sacco on August 1, 2008. He is to assist with establishing a distribution network of Megola’s Hartindo product lines. The compensation in lieu of a cash payment of $30,000 was 1,000,000 shares of company stock issued on August 14, 2008.

(vii) On January 19, 2009 the Company entered into a Distributorship and Sales Agency and Royalty Agreement with Vulcan Technologies, LLC, an unrelated party, for the Hartindo line of Anti-Fire Products (Product) which will include, but not be limited to, the following:

☐	Vulcan is granted exclusive distribution/sales representative rights for the Product in the countries of Canada and Mexico to the railroad industry (the “Railroad Industry”) for a ten (10) year term.

☐	Vulcan is granted co-exclusive distribution/sales representative rights in the United States of America (the “U.S.”), to the railroad industry (the “Railroad Industry”) for a ten (10) year term.

☐	In consideration of its appointments set forth in the Agreement, Vulcan agrees to pay Megola the sum of Seven Hundred Fifty Thousand ($750,000.00) USD dollars, as follows:

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16. SUBSEQUENT EVENTS (continued)

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

☐	Vulcan shall pay to Megola a commission payment equal to twenty-five (25%) percent of Vulcan’s profit on Products purchased (the “Vulcan Commission”) by any party in the Railroad Industry.

☐
Vulcan commits to generate aggregate gross sales of the Hartindo Products in the Railroad Industry of no less than $3 Million USD on or before the second anniversary of this Agreement, and, thereafter, agrees to increase such aggregate gross sales by fifteen (15%) percent for each year thereafter, commencing with the third year of the term.

(viii) An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$2,357
Year Ended	July 31, 2010	$9,427
Year Ended	July 31, 2011	$9,427
Year Ended	July 31, 2012	$7,071
Total		$28,282

(ix) On April 20, 2009, Megola extended an offer to shareholders to exchange twenty five (25) common shares of the Company's Common Stock for one (1) share of the Company's newly created Series 'A' Convertible Preferred Stock, valued at $5.00 per share. Holders of Series A Convertible Preferred Stock shall have one-hundred (100) votes for each full share Series A Convertible Preferred Stock. No conversion of Series A Convertible Preferred Stock to Common Stock can occur until after a holding period of twelve (12) months from May 29, 2009. The Company also announced that each Preferred Shareholder shall also be granted Warrants to purchase up to ten (10) common shares of Megola, Inc. stock at a price of $0.45 for every one (1) Series A Convertible Preferred Stock held.

(x) On April 23, 2009, Megola announced an offer to the Company's Creditors to exchange any or all of the company's outstanding debt for Megola Series B Convertible Preferred Stock. Creditors will receive one (1) share of the Company's Series B Convertible Preferred Stock for every ten dollars ($10) of debt exchanged. The purpose of this exchange offer is to replace the company's long-term debt with long-term equity investment in Megola through our Series B Convertible Preferred Stock. The holders of Series B Convertible Preferred Stock shall have no voting rights. No conversion of Series B Convertible Preferred Stock to Common Stock can occur until after a holding period of twelve (12) months from time of debt conversion. Thereafter, Creditor has the option to convert the Series B Convertible Preferred Stock into Common Stock.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2008 and 2007
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16. SUBSEQUENT EVENTS (continued)

(xi) On April 30, 2009, $22,000 of customer deposits included in accounts payable has been settled in stock.

(xii) On May 1, 2009, Megola announced the signing of a Distribution and Sales Agency Agreement with Innovative Composites Inc. (ICI) for the Hartindo line of Anti-Fire Products. ICI will provide Megola with purchase orders and/or contracts for Hartindo products sales of not less than 200,000 gallons or USD $2 Million on annual basis in the first 18 months. ICI will also increase the total orders of Hartindo products by no less than 15% annually thereafter for a period of 5 years. ICI will become an Agent for commercialization of the Hartindo anti-fire product line on behalf of MEGOLA and will manage the entire commercialization process. ICI will provide Megola with a $100,000 (CAD) deposit upon execution of this Agreement which will be used to secure Hartindo product. ICI acknowledges that MEGOLA has entered into Agreements and Discussions with various Customers and Sales, Marketing and Distribution groups prior to entering into this Agreement and those entities shall be exempt from this agreement.

17. LONG-TERM RECEIVABLE

The accounts receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term accounts receivable. The fair value of the long-term receivable has been estimated by discounting future cash flows using an estimated rate of 6%. The fair value of long-term receivable is $110,258.

18. COMPARATIVE FIGURES

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None—Not Applicable

Item 8A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after July 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/ Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of July 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of July 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  In addition, we lack sufficient resources to perform the internal audit function.  In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accountant that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. The Company is in the process of complying with SOX 404 during 2009 and will be implementing additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

None.

PART III - OTHER INFORMATION

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Each of our directors’ serves for a term of one year or until the successor is elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. Each officer serves, at the pleasure of our board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position

Joel Gardner	40	Chief Executive Officer/President/Director

Daniel Gardner	37	Treasurer

Sufan Siauw	40	Director

Willard Brown	52	Director

Joel Gardner joined Megola as president, CEO and Director in August 2000. From November 13, 1998 to July 2000, he was vice president of Aqua-Cristall Limited. From September 1990 to August 1998, he played professional hockey. In 1990 he received a BA, education major, minor in geology from Colgate University, NY.

Daniel Gardner joined Megola in January 2005 in the role of General Manager and was appointed Treasurer in September 2006.  He is responsible for daily business operations as well as working to implement business plans, marketing strategies, and product development. He is also a key figure in the area of investor relations on the public side of the company.

Willard "Buzz'' Brown joined Megola as director in October 2000.  He brings over 20 years of business management knowledge to Megola. Currently, he is President and Owner of J&C Ice Technologies, Inc., a distributor for Zamboni in the mid-Atlantic region. In addition, Buzz also owns and operates Island Style Construction Company in Nantucket, a custom home-building construction company.   Mr. Brown is a graduate of St. Lawrence University.

Sufan Siauw is currently the Chief Technology Officer of Dalian Bingshan H2O3 Environmental Solutions Co. Ltd., a Chinese ozone water treatment system manufacturer that is part of the Bingshan Group, one of China's largest diversified conglomerates, consisting of 46 different companies.

Family Relationships

Joel Gardner, CEO/President and Daniel Gardner, Treasurer, are brothers.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

☐
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Compliance with Section 16(a) of the Exchange Act

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

Item 10. Executive Compensation

The following sets forth summary information concerning the compensation received for services rendered to us during the fiscal year ended July 31, 2009 by our Chief Executive Officer; received $ 1 CAD for calendar year 2008. No other executive officers received aggregate compensation during our last fiscal year that exceeded, or would exceed on an annualized basis, $100,000.

EXECUTIVE COMPENSATION

Particulars of compensation awarded to, earned by or paid to:

(a)
Our company’s Chief Executive Officer (CEO) received an annual salary of $1 CAD for calendar year ended December 31, 2008, however, he expects he will be compensated in stock and/or cash sometime in 2009.

Employment Contracts or Arrangements

We do not have employment agreements. We have no agreements to pay any of our officers any compensation, except as set forth above,

Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors; however, Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. Megola currently does expect to give director compensation in the future.

Advisory Board

Megola Inc. has formed an Advisory Board that consist of individuals that it believes to be an important group of people that will play an integral role in assisting Megola in the overall growth of the company. The Company will turn, from time to time, to its Advisory Board for direction and advice on certain business matters of the company. Nothing has been compensated to these individuals but maybe figured into the future.

PART III - Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Joel Gardner and affiliates	8,721,372)	11.1%

All executive officers and directors as a group-4 persons have 9,718,072 shares or 12.38%

(1) Based on 78,486,029 shares of common stock issued and outstanding as of July 31, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Included in the balance are advances in the amount of $315,480 unsecured, bearing interest at 6% and are due on demand. Also included in the balance is an advance from a company related by common ownership in the amount $70,804.  The loan bears interest at 7.75% per annum and is due on demand.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Currently, we have only one director and we believe that such directors currently does not meet the definition of "independent" as promulgated by the rules and regulations of Nasdaq.

PART III - Item 13. Exhibits

Form: 8-K Filing Date October 31, 2007

Form: 8-K Filing Date November 16, 2007

Form: 8-K Filing Date November 26, 2007

Form: 8-K Filing Date December 3, 2007

Exhibit Name and/or Identification of Exhibit Number

31	Certification
32	Certification

PART III - Item 14. Principal Accounting Fees and Services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was $0.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGOLA, INC.
(Registrant)

By: /s/ Joel Gardner
Joel Gardner
President, CEO

Dated: June 26, 2009

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Gardner		June 26, 2009
Joel Gardner	Chief Executive Officer, and Director (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel Gardner		June 26, 2009
Daniel Gardner	Treasurer and Director

/s/ Sufan Siauw		June 26, 2009
Sufan Siauw	Director

/s/ Willard Brown		June 26, 2009
Willard Brown	Director