Form 10-Q
period 2008-10-31
MEGOLA INC
filed 2009-09-21
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2008
Or
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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 80,986,029 at October 31, 2008.

Megola, Inc.

TABLE OF CONTENTS

Signatures	16

PART I - FINANCIAL INFORMATION
 Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Three Months Ended October 31, 2008 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	October 31, 2008	July 31, 2008
	(unaudited)	(Audited)

ASSETS
Cash	97,313	-
Inventory	253,963	51,429
Prepaid expenses	113	113
	351,389	51,542

Long-term receivable - net of allowance for bad debts of nil; (nil in 2007) (Note 5)	125,726	116,872
Intangible Asset (note 9)	1,350,000	1,350,000
Property and equipment, net of accumulated depreciation of $46,563 (2007-$27,732)	10,369	5,558
	1,837,484	1,523,972

LIABILITIES
Bank overdraft	-	1,291
Accrued expenses	113,493	99,356
Accounts payable	52,863	57,577
Accrued interest	28,067	25,821
Advances from stockholders - (note 10)	759,834	386,284
	954,257	570,329

Note payable - (note 8)	541,750	585,670
	1,496,007	1,155,999
Going concern - (note 2)
Commitments - (note 12)
Subsequent Events - (note 13)

STOCKHOLDERS' EQUITY
Capital stock - (note 11)	80,986	78,486
Additional paid in capital - (note 11)	5,977,112	5,904,612
Accumulated deficit	(5,837,982)	(5,615,600)
Accumulated other comprehensive income (loss):	-	-
Foreign currency translation adjustment	121,361	475
	341,477	367,973
	1,837,484	1,523,972

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts expressed in US dollars)

	FOR THE 3 MONTHS ENDED
	October 31,	October 31,
	2008	2007

Income - sales	11,411	4,319
Cost of sales	5,349	1,074
GROSS PROFIT (LOSS)	6,062	3,245

Income - royalties - (note 3)	-	-
	6,062	3,245

General and administrative	146,939	88,943
Depreciation	983	671
Interest	5,521	1,460
Consulting fees	75,000	-
TOTAL EXPENSES	228,444	91,074

NET LOSS	(222,382)	(87,829)

Foreign currency translation adjustment	120,886	1,986

COMPREHENSIVE LOSS	(101,496)	(85,843)

Weighted average common shares outstanding	79,763,279	73,594,700

Loss per share - basic and diluted	(0.003)	(0.001)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)

	FOR THE 3 MONTHS ENDED
	October 31,	October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(222,382)	(87,829)
Adjustments to reconcile net loss to net cash used in operating activities	(93,040)	(38,534)
	(315,422)	(126,363)

CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	215,413	(152,819)
Proceeds from issuance of investor loans - note payable	200,000	294,360
Cash flows from financing activities	415,413	141,541

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property and equipment	(5,818)	-
Cash flows from investing activities	(5,818)	0

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,431	13,746
NET INCREASE IN CASH FOR THE QUARTER	98,604	28,924
NET CASH, beginning of year	(1,291)	32,660
NET CASH, end of quarter	97,313	61,584
NET CASH REPRESENTED BY:
CASH	97,313	32,660
BANK INDEBTEDNESS	-	-
NET CASH, end of period	97,313	32,660

See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY - unaudited
(Amounts expressed in US dollars)
October 31, 2008

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2007	48,486,029	$48,486	$(2,902)	5,934,612	$(5,078,725)	$901,471

Stock for Distribution Rights	30,000,000	30,000	-	(30,000)	-	-
Net Loss	-	-	-	-	(536,875)	(536,875)

Foreign Currency Translation Adjustment	-	-	3,377	-	-	3,377
Balances, July 31, 2008	78,486,029	$78,486	$475	5,904,612	$(5,615,600)	$367,973

Stock for Services	2,500,000	2,500	-	72,500	-	75,000
Net Loss	-	-	-	-	(222,382)	(222,382)

Foreign Currency Translation Adjustment	-	-	120,886	-	-	120,886
Balances, October 31, 2008	80,986,029	$80,986	$121,361	5,977,112	$(5,837,982)	$341,477

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2008
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
Management’s Discussion and Analysis of Financial Condition and Results of Operation, management has undertaken the following initiatives that it believes will be instrumental in leading to better management of cash flows and more profitable operations:
         •  Outsourcing of much of the manufacturing activities has been established along with appropriate analysis ensuring cost competitiveness to minimize capital outlay and provide for rapid potential growth in production levels
         •  Establishment of policies and procedures for production processes to ensure timely delivery of product to distribution groups and customers
         •  Established relationships with Distribution groups that can provide the necessary expertise in commercialization of our entire product line to ensure maximum market penetration
         •  Signing of Definitive Sales and Agency Agreements, pertaining to the distribution rights, that have purchase/sale order requirements expected to generate substantial sales in the next five years
         •  Requirement for cash deposit with sales orders to minimize drain on working capital

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

4.  INVENTORY

In the fiscal year ended July 31, 2007, the Company recorded a provision of $245,032, related to inventory impairment. Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2008
(Amounts expressed in US dollars)

5.  LONG-TERM RECEIVABLE

The long-term receivable balance represents an amount owing by a supplier and will be offset against the Company’s  future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the long-term receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of long-term receivable is $118,609.

6.  CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2008	2007
Depreciation	983	671
Shares issued for consulting services	75,000	-
(Increase) decrease in loan receivable	(8,853)	3,183
(Increase) decrease in inventory	(202,534)	1,074
Decrease in prepaid expenses	-	4,189
Increase (decrease) in accounts payable	6,883	(39,578)
Increase (decrease) in accrued expenses	33,235	(6,998)
Increase in accrued interest	2,246	-
	(93,040)	(38,534)

7.  SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:
	North America	Asia	Total
Three months ended October 31, 2008
Revenues	$11,411	$-	$11,411
Net Loss	$222,382	-	$222,382
Interest Expense	$5,521	$-	$5,521
Total Assets	$1,837,484	$-	$1,837,484

Three months ended October 31, 2007	North America	Asia	Total
Revenues	$4,319	$-	$4,319
Net Loss	$87,829	$-	$87,829
Interest Expense	$-	$1,460	$1,460
Total Assets	$-	$1,589,492	$1,589,492

8.  NOTE PAYABLE

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2008
(Amounts expressed in US dollars)

8. NOTE PAYABLE (con’t)

On March 1, 2008, FSU assigned the loan to PCL with modifications as follows: the security pledge to FSU was voided; the due date was extended to December 31, 2009 per agreement; PCL reserved the right to further extend the due date and interest-free period at their sole discretion.

On October 22, 2007, Megola signed a note and security agreement with PCL to obtain additional funding in the amount of $249,060. Megola, upon receipt of the loan, will incur no interest should the loan be repaid after specified time period. Any amounts still owing after the period, unless such date is extended by PCL, will be subject to a 15% rate of interest.
The due date on the entire amounts loaned will be December 31, 2009.
As security for the loan, Megola has pledged to PCL the right to revoke Megola’s Licensing Agreement to the Hartindo line of products.

During the year-ended July 31, 2008, PCL assumed several vendor invoices on behalf of the company in the amount of $42,690.  The amount is non-interest bearing and PCL waived their right to demand payment before January 1, 2010.  PCL reserved the right to further extend the due date and interest-free period at their sole discretion.

9.	INTANGIBLE ASSET
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

This agreement, as amended subsequent to October 31, 2008 (see note 13(ii)), shall remain in full force and effect so long as the Company and its Hartindo dealers, sub-agents and/or sales representatives (the “Megola Group”) purchase Hartindo products in the aggregate amounts specified below, namely:

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2008
(Amounts expressed in US dollars)

10.	INTANGIBLE ASSET
DISTRIBUTION RIGHTS (con’t)

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

Failure to meet any of the above conditions shall give PCL the right to terminate the distribution agreement by a written notice to the Company with the agreement remaining in force until all payments owing by one party to another have been made. In December 2008, the sales/performance quota in the agreement with PCL has been moved forward starting January 31, 2010.

10.	ADVANCES FROM STOCKHOLDERS
Included in the balance are advances in the amount of $499,644 unsecured, bearing interest at 6% and are due on demand.
Also included in the balance is an advance from a company related by common ownership in the amount $60,190.  The loan bears interest at 7.75% per annum and is due on demand.
Also included in the balance are advances in the amount of $200,000 unsecured, bearing interest at 6% and are due on demand.

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Capital Stock
On August 14, 2008, Megola issued 1,000,000 restricted shares of its common stock, for consulting fees, to Matthew Sacco, valued at $30,000.
On August 14, 2008, Megola issued 1,500,000 restricted shares of its common stock, for consulting fees, to Regal Capital Partners LLC (RCP), valued at $45,000.

(b) Additional paid in capital
Additional paid in capital increased $72,500 due to Megola issuing restricted shares of its common stock for consulting fees.

(c) The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the quarter ending October 31, 2008.  In the year ending July 31, 2007, the Company issued 10,270,000 restricted common stock for consulting fees valued at $412,800.

12.	LEASE COMMITMENTS

(i) The Company is committed under a lease for office premises which expires on January 31, 2011. Minimum lease payments are due as follows:

Year Ended	July 31, 2009	$21,087
Year Ended	July 31, 2010	$21,087
Year Ended	July 31, 2011	$10,544
Total		$52,718

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2008
(Amounts expressed in US dollars)

12.	LEASE COMMITMENTS (con’t)

(ii) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2009	$33,634
Year Ended	July 31, 2010	$36,692
Year Ended	July 31, 2011	$36,692
Year Ended	July 31, 2012	$36,692
Year Ended	July 31, 2013	$36,692
Year Ended	July 31, 2014	$3,058
Total		$183,458

Warehouse
Year Ended	July 31, 2009	$13,698
Year Ended	July 31, 2010	$14,944
Year Ended	July 31, 2011	$14,944
Year Ended	July 31, 2012	$14,944
Year Ended	July 31, 2013	$14,944
Year Ended	July 31, 2014	$1,245
Total		$74,718

(iii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$28,509
Year Ended	July 31, 2010	$34,211
Year Ended	July 31, 2011	$34,211
Year Ended	July 31, 2012	$5,702
Total		$102,633

13.	SUBSEQUENT EVENTS

(i) On November 24, 2008 Megola entered into a Consulting Agreement with Regal Capital Partners LLC (RCP) to assist and advise the Company in identifying investor relations and/or public relations and/or market relations organizations which are engaged by Megola.

RCP received a commencement bonus of 1,500,000 restricted common shares of Megola stock with Piggy Back registration rights.  The shares certificate was issued on August 14, 2008 from treasury; however the certificate was not delivered to RCP until November 24, 2008. The shares are in lieu of a $400,000 payment and are based on $ 0.266 per share. Upon the effective date Megola was to issue to RCP a total of 3,000,000 restricted common stock purchase warrants as follows:

Vesting Date	Exercise price	Warrants/Common Shares
Effective Date	$0.15	1,000,000

90 Days after effective date	$0.25	1,000,000

180 Days after effective date	$0.40	1,000,000
These warrants have not been exercised and have since lapsed.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2008
(Amounts expressed in US dollars)

13.	SUBSEQUENT EVENTS (con’t)

(ii) On December 8, 2008, the sales/performance quotas in the agreement with PCL dated January 12, 2007 (see note 9), have been moved forward starting January 31, 2010.

(iii) On January 19, 2009 the Company entered into a Distributorship and Sales Agency and Royalty Agreement with Vulcan Technologies, LLC for the Hartindo line of Anti-Fire Products (Product) which will include, but not be limited to, the following:

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

 (iv)An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$2,003
Year Ended	July 31, 2010	$8,014
Year Ended	July 31, 2011	$8,014
Year Ended	July 31, 2012	$6,011
Total		$28,959

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2008
(Amounts expressed in US dollars)

13.   SUBSEQUENT EVENTS (con’t)

(v) On April 20, 2009, Megola extended an offer to shareholders to exchange twenty five (25) common shares of the Company's Common Stock for one (1) share of the Company's newly created Series 'A' Convertible Preferred Stock, valued at $5.00 per share. Holders of Series A Convertible Preferred Stock shall have one-hundred (100) votes for each full share Series A Convertible Preferred Stock. No conversion of Series A Convertible Preferred Stock to Common Stock can occur until after a holding period of twelve (12) months from May 29, 2009. The Company also announced that each Preferred Shareholder shall also be granted Warrants to purchase up to ten (10) common shares of Megola, Inc. stock at a price of $0.45 for every one (1) Series A Convertible Preferred Stock held.

(vi) On April 23, 2009, Megola announced an offer to the Company's Creditors to exchange any or all of the company's outstanding debt for Megola Series B Convertible Preferred Stock. Creditors will receive one (1) share of the Company's Series B Convertible Preferred Stock for every ten dollars ($10) of debt exchanged. The purpose of this exchange offer is to replace the company's long-term debt with long-term equity investment in Megola through our Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock shall have no voting rights. No conversion of Series B Convertible Preferred Stock to Common Stock can occur until after a holding period of twelve (12) months from time of debt conversion. Thereafter, Creditor has the option to convert the Series B Convertible Preferred Stock into Common Stock.

(vii) On April 30, 2009, $22,000 of customer deposits included in accounts payable has been settled in stock.

(viii) On May 1, 2009, Megola announced the signing of a Distribution and Sales Agency Agreement with Innovative Composites Inc. (ICI) for the Hartindo line of Anti-Fire Products. ICI will provide Megola with purchase orders and/or contracts for Hartindo products sales of not less than 200,000 gallons or USD $2 Million on annual basis in the first 18 months. ICI will also increase the total orders of Hartindo products by no less than 15% annually thereafter for a period of 5 years. ICI will become an Agent for commercialization of the Hartindo anti-fire product line on behalf of MEGOLA and will manage the entire commercialization process. ICI will provide Megola with a $100,000 (CAD) deposit upon execution of this Agreement which will be used to secure Hartindo product. ICI acknowledges that MEGOLA has entered into Agreements and Discussions with various Customers and Sales, Marketing and Distribution groups prior to entering into this Agreement and those entities shall be exempt from this agreement.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended October 31, 2008

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

GOING CONCERN

Megola's net loss for the three months ended October 31, 2008 vs. three months ended October 31, 2007 increased 153.20% from $87,829 to $222,382. The Company has an accumulated deficit of $5,837,982 as of October 31, 2008. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on one customer, Woodsmart Solutions Inc. for sales accounting for approximately 74% of our revenues in the first 3 months of fiscal year 2009. Holly Oak Chemical Inc. accounted for 74% of cost of goods for the first 3 months of fiscal year 2009. Sales of the ScaleGuard devices accounted for 26% and Hartindo products accounted for 74% of our total gross revenues in the first 3 months of fiscal year 2009.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2008 vs. three months ended October 31, 2007.

Our revenues for the three months ended October 31, 2008 vs. three months ended October 31, 2007 increased 164.21% from $4,319 to $11,411 due to the sales of new product initiatives.

Our cost of sales for the three months ended October 31, 2008 vs. three months ended October 31, 2007 increased 398.06% from $1,074 to $5,349. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the three months ended October 31, 2008 vs. three months ended October 31, 2007 increased 65.21% from $88,943 to $146,939 because of an increase in rent due to relocation, vehicle lease commitments and the addition of a full time Logistics Manager.

Our interest expense for the three months ended October 31, 2008 vs. three months ended October 31, 2007 increased 278.15% from $1,460 to $5,521 because of the Company's increased interest owing towards stockholder loans.

Accordingly, our net loss for the three months ended October 31, 2008 vs. three months ended October 31, 2007 decreased 153.20% from $87,829 to $222,382.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending October 31, 2008 have been prepared assuming we continue as a going concern.

At October 31, 2008, we had an accumulated deficit of $5,837,982.

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

Form: 8-K Filing Date October 5, 2008

Form:

Exhibit Name and/or Identification of Exhibit Number

31 Certification
32 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGOLA, INC. (Registrant)

Date: September 18, 2009	By:	/s/ Joel Gardner
Joel Gardner
President, CEO, Principal Financial
Officer and Principal Accounting Officer