Form 10-Q
period 2009-01-31
MEGOLA INC
filed 2009-09-21
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2009
Or
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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 80,986,029 at January 31, 2009

Megola, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Six Months Ended January 31, 2009 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
ASSETS
Cash	185,683	-
Inventory (note 4)	252,633	51,429
Prepaid expenses	-	113
	438,316	51,542

Intangible asset (note 7)	1,350,000	1,350,000
Loan receivable (note 11)	117,191	116,872
Property and equipment	13,200	5,558
	$1,918,707	$1,523,972

LIABILITIES
Bank overdraft	-	1,291
Accounts payable	85,046	57,577
Accrued expenses	40,624	99,356
Accrued interest	31,037	25,821
Advances from stockholders (note 8)	704,620	386,284
	861,327	570,329

Note payable (note 12)	471,619	585,670
	1,332,947	1,155,999
Going concern - (note 2)
Subsequent events - (note 10)

STOCKHOLDERS' EQUITY
Capital stock (note 9)	80,986	78,486
Additional paid in capital (note 9)	5,977,112	5,904,612
Accumulated deficit	(5,557,067)	(5,615,600)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	84,729	475
	585,760	367,973
	1,918,707	1,523,972
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED		FOR THE 6 MONTHS ENDED
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008
Income - sales	$2,845	$8,372	$14,256	$12,691
Cost of sales	1,330	330	6,679	1,404
GROSS PROFIT (LOSS)	1,515	8,042	7,577	11,287

Royalty income (note 3)	400,000	0	400,000	0
	401,515	8,042	407,577	11,287

General and administrative	117,376	187,768	259,031	277,366
Depreciation	1,144	674	2,137	1,346
Interest	4,194	224	9,646	1,842
Consulting fees	0	0	78,232	0
TOTAL EXPENSES	122,714	188,666	349,044	280,554

NET INCOME (LOSS)	278,801	(180,624)	58,533	(269,267)

Foreign currency translation adjustment	(36,451)	1,301	84,435	3,287

COMPREHENSIVE INCOME (LOSS)	242,350	(179,323)	142,968	(265,980)

Weighted average common shares outstanding	80,986,029	78,486,029	80,374,529	76,040,377

Loss per share - basic and diluted	$0.003	$(0.002)	$0.001	$(0.004)

Comprehensive loss per share - basic and diluted	$0.003	$(0.002)	$0.002	$(0.003)
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE SIX MONTHS ENDED
	January 31, 2009	January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss) for the period	58,533	(269,267)
Adjustments to reconcile net income (loss) to net cash used in operating activites	(61,775)	22,042
	(3,242)	(247,225)
CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	318,336	(92,450)
Proceeds from issuance of investor loans	-	297,990
Principal payments on notes payable	(114,051)	-
	204,285	205,540
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,793)	-
	(9,793)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,276)	(149)
NET INCREASE (DECREASE) IN CASH	186,974	(41,834)
NET CASH, beginning of period	(1,291)	32,660
NET CASH, end of period	185,683	(9,174)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	0	0
Income taxes paid	0	0

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	0	0
Issuance of stock for services rendered	75,000	0
See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY - unaudited
(Amounts expressed in US dollars)
January 31, 2009

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2007	48,486,029	$48,486	$(2,902)	5,934,612	$(5,078,725)	$901,471

Stock for Distribution Rights	30,000,000	30,000	-	(30,000)	-	-
Net Loss	-	-	-	-	(536,875)	(536,875)

Foreign Currency Translation Adjustment	-	-	3,377	-	-	3,377
Balances, July 31, 2008	78,486,029	$78,486	$475	5,904,612	$(5,615,600)	$367,973

Stock for Services	2,500,000	2,500	-	72,500	-	75,000
Net Loss	-	-	-	-	58,533	58,533

Foreign Currency Translation Adjustment	-	-	84,254	-	-	84,254
Balances, January 31, 2009	80,986,029	$80,986	$84,729	5,977,112	$(5,557,067)	$585,760

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2009 (Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

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

On January 19, 2009 the Company entered into a Distributorship, Sales Agency and Royalty Agreement with Vulcan Technologies LLC.  Vulcan is granted exclusive distribution and sales rights for the Hartindo line of anti-fire products in Canada and Mexico as well as co-exclusive rights similarly in the United States for the Railroad Industry for a ten year term.  Megola receives payments as follows.  A payment of $400,000 within five days of the execution of the Agreement (funds have been received) and an additional $350,000 due 90 days following the date of this Agreement, provided that, under various existing contracts, Megola has purchased no less than 100,000 gallons of Hartindo AF21 in its fully diluted form.
Vulcan will also pay a commission payment of 25% of Vulcan’s profits on products sold by any party in the Railroad Industry.  They also commit to generating no less than $3 million on or before the second anniversary of the Agreement.  They also commit to a 15% increase in gross sales for each year thereafter.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2009 (Amounts expressed in US dollars)

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

6.	CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2008	2008
Depreciation	1,144	1,346
Stock-based compensation for services rendered	72,500	-
(Increase) decrease in loan receivable	(319)	226
(Increase) decrease in inventory	(201,204)	(8,595)
(Increase) decrease in prepaid expenses	113	(725)
Increase (decrease) in accounts payable	33,926	(12,783)
Increase (decrease) in accrued expenses and other	(32,624)	(1,427)
Increase (decrease) in customer deposits	-	44,000
Increase (decrease) in accrued interest	5,215	0
	(61,775)	22,042

7.	SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:
	North America	Asia	Total
Six months ended January 31, 2009
Revenues	$414,256	$-	$12,691
Net Income (Loss)	$58,533	-	$58,533
Interest Expense	$9,646	$-	$9,646
Total Assets	1,918,707	$-	$1,918,707

Six months ended January 31, 2008	North America		Asia	Total
Revenues		$12,691	$-	$12,691
Net Loss		$269,267	$-	$269,267
Interest Expense	$		$1,842	$1,842
Total Assets		$-	$1,523,972	$1,523,972

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2009 (Amounts expressed in US dollars)

8.	INTANGIBLE ASSET
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

This agreement shall remain in full force and effect so long as the Company and its Hartindo dealers, sub-agents and/or sales representatives (the “Megola Group”) purchase Hartindo products in the aggregate amounts specified below, namely:

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

9.	ADVANCES FROM STOCKHOLDERS

Included in the balance are advances in the amount of $445,511 unsecured, bearing interest at 6% and are due on demand.
Also included in the balance is an advance from a company related by common ownership in the amount $59,109.  The loan bears interest at 7.75% per annum and is due on demand.
Also included in the balance are advances in the amount of $200,000 unsecured, bearing interest at 6% and are due on demand.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2009 (Amounts expressed in US dollars)

10.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
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

(c) The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the quarter ending January 31, 2009.  In the year ending July 31, 2007, the Company issued 10,270,000 restricted common stock for consulting fees valued at $412,800.

11.	LOAN RECEIVABLE

The loan receivable balance represents an amount owing by a supplier and will be offset against the Company’s future   purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the loan receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of loan receivable is $110,558.

12.	NOTE PAYBALE

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2009 (Amounts expressed in US dollars)

13.	LEASE COMMITMENTS
(i) The Company is committed under a lease for office premises which expires on January 31, 2011. Minimum lease payments are due as follows:

Year Ended	July 31, 2009	$20,709
Year Ended	July 31, 2010	$20,709
Year Ended	July 31, 2011	$10,354
Total		$51,772

(ii) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2009	$33,030
Year Ended	July 31, 2010	$36,033
Year Ended	July 31, 2011	$36,033
Year Ended	July 31, 2012	$36,033
Year Ended	July 31, 2013	$36,033
Year Ended	July 31, 2014	$3,003
Total		$180,165

Warehouse
Year Ended	July 31, 2009	$13,452
Year Ended	July 31, 2010	$14,675
Year Ended	July 31, 2011	$14,675
Year Ended	July 31, 2012	$14,675
Year Ended	July 31, 2013	$14,675
Year Ended	July 31, 2014	$1,223
Total		$73.375

(iii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$27,997
Year Ended	July 31, 2010	$33,597
Year Ended	July 31, 2011	$33,597
Year Ended	July 31, 2012	$5,599
Total		$100,790

14.	SUBSEQUENT EVENTS

(i) An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$1,967
Year Ended	July 31, 2010	$7,870
Year Ended	July 31, 2011	$7,870
Year Ended	July 31, 2012	$5,903
Total		$23,610

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2009 (Amounts expressed in US dollars)

14. Subsequent Events (con’t)

(ii) On April 20, 2009, Megola extended an offer to shareholders to exchange twenty five (25) common shares of the Company's Common Stock for one (1) share of the Company's newly created Series 'A' Convertible Preferred Stock, valued at $5.00 per share. Holders of Series A Convertible Preferred Stock shall have one-hundred (100) votes for each full share Series A Convertible Preferred Stock. No conversion of Series A Convertible Preferred Stock to Common Stock can occur until after a holding period of twelve (12) months from May 29, 2009. The Company also announced that each Preferred Shareholder shall also be granted Warrants to purchase up to ten (10) common shares of Megola, Inc. stock at a price of $0.45 for every one (1) Series A Convertible Preferred Stock held.

(iii) On April 23, 2009, Megola announced an offer to the Company's Creditors to exchange any or all of the company's outstanding debt for Megola Series B Convertible Preferred Stock. Creditors will receive one (1) share of the Company's Series B Convertible Preferred Stock for every ten dollars ($10) of debt exchanged. The purpose of this exchange offer is to replace the company's long-term debt with long-term equity investment in Megola through our Series B Convertible Preferred Stock.  The holders of Series B Convertible Preferred Stock shall have no voting rights. No conversion of Series B Convertible Preferred Stock to Common Stock can occur until after a holding period of twelve (12) months from time of debt conversion. Thereafter, Creditor has the option to convert the Series B Convertible Preferred Stock into Common Stock.

(iv) On April 30, 2009, $22,000 of customer deposits included in accounts payable has been settled in stock.

(v) On May 1, 2009, Megola announced the signing of a Distribution and Sales Agency Agreement with Innovative Composites Inc. (ICI) for the Hartindo line of Anti-Fire Products. ICI will provide Megola with purchase orders and/or contracts for Hartindo products sales of not less than 200,000 gallons or USD $2 Million on annual basis in the first 18 months. ICI will also increase the total orders of Hartindo products by no less than 15% annually thereafter for a period of 5 years. ICI will become an Agent for commercialization of the Hartindo anti-fire product line on behalf of MEGOLA and will manage the entire commercialization process. ICI will provide Megola with a $100,000 (CAD) deposit upon execution of this Agreement which will be used to secure Hartindo product. ICI acknowledges that MEGOLA has entered into Agreements and Discussions with various Customers and Sales, Marketing and Distribution groups prior to entering into this Agreement and those entities shall be exempt from this agreement.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended January 31, 2009

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

GOING CONCERN

Megola's net gain for the six months ended January 31, 2009 vs. six months ended January 31, 2008 was $58,533. The Company has an accumulated deficit of $5,557,067 as of January 31, 2009. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on one customer, Vulcan Technologies, LLC for sales accounting for approximately 97% of our revenues in the first 6 months of fiscal year 2009. Holly Oak Chemical, Inc. accounted for 80% of cost of goods for the first 6 months of fiscal year 2008. Sales of the ScaleGuard devices accounted for 1%, and Hartindo products accounted for 99% of our total gross revenues in the first 6 months of fiscal year 2009.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2009 vs. three months ended January 31, 2008.

Our revenues for the three months ended January 31, 2009 vs. three months ended January 31, 2008 increased 4,711.81% from $8,372 to $402,845 due to a royalty payment based on a North American Distribution Agreement.

Our cost of sales for the three months ended January 31, 2009 vs. three months ended January 31, 2008 increased 303.03% from $330 to $1,330. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the three months ended January 31, 2009 vs. three months ended January 31, 2008 decreased 37.489% from $187,765 to $117,376 because of a decrease in product testing and foreign currency conversion rates.

Our interest expense for the three months ended January 31, 2009 vs. three months ended January 31, 2008 increased 1772.32% from $224 to $4,194 because of the Company's increased interest owing towards stockholder loans and payroll deductions.

Accordingly, our net gain for the three months ended January 31, 2009 vs. three months ended January 31, 2008 was $459,425.

Six months ended January 31, 2009 vs. Six months ended January 31, 2008.

Our revenues for the six months ended January 31, 2009 vs. six months ended January 31, 2008 increased 3,164.17% from $12,691 to $414,256 due to a royalty payment based on a North American Distribution Agreement.

Our cost of sales for the six months ended January 31, 2009 vs. six months ended January 31, 2008 increased 375.71% from $1,404 to $6,679. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the six months ended January 31, 2009 vs. six months ended January 31, 2008 decreased 6.61% from $277,366 to $259,031 because of the decrease in product testing.

Our interest expense for the six months ended January 31, 2009 vs. six months ended January 31, 2008 increased 423.67% from $1,842 to $9,646 because of the company's increased interest owing towards stockholder loans and payroll deductions.

Accordingly, our net gain for the six months ended January 31, 2009 vs. six months ended January 31, 2008 was $58,533.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending January 31, 2009 have been prepared assuming we continue as a going concern.

At January 31, 2009, we had an accumulated deficit of $5,557,067.

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

Form: 8-K Filing Date November 28, 2008

Form: 8-K Filing Date January 23, 2009

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