Form 10-Q
period 2009-04-30
MEGOLA INC
filed 2009-09-21
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2009
Or
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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 80,986,029 at April 30, 2009.

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Nine Months Ended April 30, 2009 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	April 30, 2009	July 31, 2008
	(Unaudited)	(Audited)

ASSETS
Cash	71,504	-
Inventory (note 4)	257,010	51,429
Prepaid expenses	48,802	113
	377,316	51,542

Long-term receivable (note 5)	120,974	116,872
Intangible asset (note 8)	1,350,000	1,350,000
Property and equipment	12,659	5,558
	$1,860,949	$1,523,972

LIABILITIES
Bank overdraft	-	1,291
Advances from stockholders	-	386,284
Accrued expenses	22,099	99,356
Accounts payable	146,844	57,577
Accrued interest	25,821	25,821
	194,764	570,329

Note payable (note 10)	-	585,670
	194,764	1,155,999
Going concern - (note 2)
Subsequent events - (note 12)

STOCKHOLDERS' EQUITY
Capital stock: (note 9)
Common	80,986	78,486
Preferred "B"	1,378,850	-
Additional paid in capital (note 9)	5,977,112	5,904,612
Accumulated deficit	(5,696,264)	(5,615,600)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(74,499)	475
	1,666,185	367,973
	1,860,949	1,523,972
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Income - sales	$10,442	$659	$24,698	$13,265
Cost of sales	1,878	100	8,557	1,504
GROSS PROFIT (LOSS)	8,565	559	16,141	11,761

Royalty income (note 3)	0	0	400,000	0
	8,565	559	416,141	11,761

General and administrative	133,619	144,633	395,553	405,348
Stock issued for services	0	0	75,000	0
Depreciation	1,136	1,314	3,276	2,000
Interest	13,157	224	22,976	2,432
TOTAL EXPENSES	147,912	146,171	496,805	409,780

NET LOSS	(139,348)	(145,612)	(80,664)	(398,019)

Foreign currency translation adjustment	(158,934)	62	(74,974)	3,349

COMPREHENSIVE LOSS	(298,282)	(145,550)	(155,638)	(394,670)

Weighted average common shares outstanding	80,986,029	78,486,029	80,859,279	76,641,767

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Comprehensive loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 9 MONTHS ENDED
	April 30, 2009	April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITES
Net loss for the period	(80,664)	(398,019)
Adjustments to reconcile net loss to net cash used in operating activites	(140,894)	58,655
	(221,558)	(339,364)
CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	386,284	(65,023)
Proceeds from issuance of investor loans	-	298,140
Principal payments on note	(114,051)
	272,233	233,117
CASH FLOWS FROM INVESTING ACTIVITIES
Bank Indebtedness	-	20,107
Purchase of property and equipment	(10,430)	-
	(10,430)	20,107

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(14,761)	53,480
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	25,484	(32,660)
NET CASH, beginning of period	(1,291)	32,660
NET CASH, end of period	24,193	-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	0	0
Income taxes paid	0	0

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	1,378,850	0
Issuance of stock for services rendered	75,000	0

See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) - unaudited
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount
Balances, July 31, 2007	48,486,029	$48,486	-	$-

Stock for Distribution Rights	30,000,000	30,000	-	-
Net Loss	-	-	-	-

Foreign Currency
Translation Adjustment	-	-	-	-

Balances, July 31, 2008	78,486,029	$78,486	-	$-

Stock for services	2,500,000	2,500	-	-
Debt converted to Preferred "B"			137,885	1,378,850
Net Loss	-	-	-	-

Foreign Currency
Translation Adjustment	-	-	-	-

Balances, April 30, 2009	80,986,029	$80,986	137,885	$1,378,850

	Accumulated Other	Additional
	Comprehensive	Paid In	Accumulated
	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2007	(2,902)	$5,934,612	$(5,078,725)	901,471

Stock for Distribution Rights	-	(30,000)	-	-
Net Loss	-	-	(536,875)	(536,875)

Foreign Currency
Translation Adjustment	3,377	-	-	3,377

Balances, July 31, 2008	475	$5,904,612	$(5,615,600)	$367,973

Stock for services	-	72,500	-	75,000
Debt converted to Preferred "B"				1,378,850
Net Loss	-	-	(80,664)	(80,664)

Foreign Currency
Translation Adjustment	(74,974)	-	-	(74,974)

Balances, April 30, 2009	(74,499)	$5,977,112	$(5,696,264)	$1,666,185
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2009 (Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

The accompanying unaudited interim consolidated financial statements of Megola, Inc. (the "Company" or “Megola”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Megola's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the 10-KSB have been omitted.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2009 (Amounts expressed in US dollars)

4.	INVENTORY

In the fiscal year ended July 31, 2007, the Company recorded a provision of $245,032, related to inventory impairment. Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

5.	LONG-TERM RECEIVABLE

The long-term receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the long-term receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of long-term receivable is $114,126.

6.	CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2009	2008
Depreciation	3,276	2,000
Stock issued for services	75,000	-
(Increase) decrease in loan receivable	(4,101)	3,591
(Increase) decrease in inventory	(205,581)	404
(Increase) decrease in prepaid expense	(48,960)	3,280 3
(Decrease) increase in accounts payable and accrued liabilities	(22,348)	49,380
(Decrease) increase in customer deposits	61,820	-
	(140,894)	58,655

7.	SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:

	North America	Asia	Total
Nine months ended April 30, 2009
Revenues	$424,698	$-	$424,698
Net Loss	$(80,664)	-	$(80,664)
Interest Expense	$22,976	$-	$22,976
Total Assets	1,860,949	$-	$1,860,949

Nine months ended April 30, 2008	North America	Asia	Total
Revenues	$13,265	$-	$13,265
Net Loss	$398,019	$-	$398,019
Interest Expense	$-	$2,432	$2,432
Total Assets	$-	$1,523,972	$1,523,972

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2009 (Amounts expressed in US dollars)

8.	INTANGIBLE ASSET
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
(a) Capital Stock
On August 15, 2007, Megola Issued 30,000,000 shares for Distribution Rights valued at $1,350,000.
(b) Additional paid in capital
Additional paid in capital decreased $30,000 due to Megola’s common stock being reclassified for the acquisition of distribution rights at year ended July 31, 2007.  These rights were contracted for before year-end but the shares were issued after year-ending July 31, 2008.
(c) The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the quarter ending April 30, 2009.
(d) On April 30, 2009, Megola issued 1,378,850 shares of its Preferred B stock.  The stock was issued in return for various existing loans, advances and future lease payments on one of its existing building leases.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2009 (Amounts expressed in US dollars)

10.	NOTE PAYBALE

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

On April 30, 2009, Megola satisfied this entire note by issuing Preferred B stock in exchange for the debt.

11.	LEASE COMMITMENTS
(i) The Company is committed under a lease for office premises which expires on January 31, 2011. Minimum lease payments are due as follows:

Year Ended	July 31, 2009	$20,414
Year Ended	July 31, 2010	$20,414
Year Ended	July 31, 2011	$10,207
Total		$51,035

(ii) The Company leased warehouse space and additional office space in Point Edward, Ontario, Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2009	$32,560
Year Ended	July 31, 2010	$35,520
Year Ended	July 31, 2011	$35,520
Year Ended	July 31, 2012	$35,520
Year Ended	July 31, 2013	$35,520
Year Ended	July 31, 2014	$2,960
Total		$177,600

Warehouse
Year Ended	July 31, 2009	$13,261
Year Ended	July 31, 2010	$14,467
Year Ended	July 31, 2011	$14,467
Year Ended	July 31, 2012	$14,467
Year Ended	July 31, 2013	$14,467
Year Ended	July 31, 2014	$1,206
Total		$72,335

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2009 (Amounts expressed in US dollars)

11. LEASE COMMITMENTS (con’t)

(iii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$27,599
Year Ended	July 31, 2010	$33,119
Year Ended	July 31, 2011	$33,119
Year Ended	July 31, 2012	$5,520
Total		$99,357

(iv) An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2009	$1,939
Year Ended	July 31, 2010	$7,758
Year Ended	July 31, 2011	$7,758
Year Ended	July 31, 2012	$5,819
Total		$23,274

12.	SUBSEQUENT EVENTS

(i) On May 1, 2009, Megola announced the signing of a Distribution and Sales Agency Agreement with Innovative Composites Inc. (ICI) for the Hartindo line of Anti-Fire Products. ICI will provide Megola with purchase orders and/or contracts for Hartindo products sales of not less than 200,000 gallons or USD $2 Million on annual basis in the first 18 months. ICI will also increase the total orders of Hartindo products by no less than 15% annually thereafter for a period of 5 years. ICI will become an Agent for commercialization of the Hartindo anti-fire product line on behalf of MEGOLA and will manage the entire commercialization process. ICI will provide Megola with a $100,000 (CAD) deposit upon execution of this Agreement which will be used to secure Hartindo product. ICI acknowledges that MEGOLA has entered into Agreements and Discussions with various Customers and Sales, Marketing and Distribution groups prior to entering into this Agreement and those entities shall be exempt from this agreement.

(ii) On May 12, 2009, the Company has extended the expiration date of the offer to exchange Company Common Stock at a price of $0.20 for every common share exchanged for shares of the Company's Series A Convertible Preferred Stock to Monday, June 15, 2009.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended April 30, 2009

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

GOING CONCERN

Megola's net loss for the nine months ended April 30, 2009 vs. nine months ended April 30, 2008 decreased 79.73% from $398,019 to $80,664. The Company has an accumulated deficit of $5,696,264 as of April 30, 2009. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on one customer, Vulcan Technologies, LLC for sales accounting for approximately 98% of our revenues in the first 9 months of fiscal year 2009. Holly Oak Chemical, Inc. accounted for 100% of cost of goods for the first 9 months of fiscal year 2009. Sales of the ScaleGuard devices accounted for 1%, and Hartindo products accounted for 99% of our total gross revenues in the first 9 months of fiscal year 2009.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2009 vs. three months ended April 30, 2008.

Our revenues for the three months ended April 30, 2009 vs. three months ended April 30, 2008 increased 1,484.52% from $659 to $10,442 due to a royalty payment based on a North American Distribution Agreement.

Our cost of sales for the three months ended April 30, 2009 vs. three months ended April 30, 2008 increased 1,778% from $100 to $1,878. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the three months ended April 30, 2009 vs. three months ended April 30, 2008 decreased 7.62% from $144,633 to $133,619 because of a decrease in travel expenses.

Our interest expense for the three months ended April 30, 2009 vs. three months ended April 30, 2008 increased 5773.66% from $224 to $13,157 because of the Company's increased interest owing towards payroll deductions and stockholder loans.

Accordingly, our net loss for the three months ended April 30, 2009 vs. three months ended April 30, 2008 decreased 4.30% from $145,612 to $139,348.

Nine months ended April 30, 2009 vs. Nine months ended April 30, 2008.

Our revenues for the nine months ended April 30, 2009 vs. nine months ended April 30, 2008 increased 3,101.64% from $13,265 to $424,698 due to a royalty payment based on a North American Distribution Agreement. 95% of our 9 month revenues were royalties.

Our cost of sales for the nine months ended April 30, 2009 vs. nine months ended April 30, 2008 increased 468.95% from $1,504 to $8,557. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the nine months ended April 30, 2009 vs. nine months ended April 30, 2008 decreased 2.42% from $405,348 to $395,553 because of the decrease in travel expenses.

Our interest expense for the nine months ended April 30, 2009 vs. nine months ended April 30, 2008 increased 844.74% from $2,432 to $22,976 because of the company's increased interest owing towards payroll deductions and stockholder loans.

Accordingly, our net loss for the nine months ended April 30, 2009 vs. nine months ended April 30, 2008 decreased 79.73% from $398,019 to $80,664.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending April 30, 2009 have been prepared assuming we continue as a going concern.

At April 30, 2009, we had an accumulated deficit of $5,696,264.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON S-8

Form: 8-K Filing Date October 5, 2008

Form: 8-K Filing Date November 28, 2008

Form: 8-K Filing Date January 23, 2009

Form: Press Release Release Date April 20, 2009

Form: Press Release Release Date April 23, 2009

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