Form 10-K
period 2009-07-31
MEGOLA INC
filed 2009-11-27
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2009
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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,187,419 at July 31, 2009.

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

For fiscal year ended July 31, 2009 2% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

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

At July 31, 2009 we had an accumulated deficit of $5,873,775. We had a net loss of $258,175 in fiscal year 2009. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

During the year ending July 31, 2009 our revenues increased from $36,399 for 2008 to $116,968 for the year ended July 31, 2009.

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
Zhong Mei Coal Mining Company
Zhujiang Brewery
Country Fresh Dairy
Tim Horton’s Kentucky Fried Chicken Zurn Industries Royal Plastics TRW Automotive Parmalat FritoLay Honeywell DuPont Canada Colgate University

For fiscal year ended July 31, 2009 2% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

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
(manufactured in USA)

We did not have any sales for AirGuardian for fiscal year 2009.

Portable Ozone Systems

Equipment Master - Sports equipment Deodorizing unit
Room Blaster - Room Deodorizing unit
Air Care - Room Air Treatment unit
(all units manufactured in China)

We did not have any sales for Ozone Systems for fiscal year 2009.

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

We did not have any sales for Micro-Bio and Waste Water Treatment Systems for fiscal year 2009.

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

For fiscal year ended July 31, 2009 98% of our revenues were generated from sales of Hartindo Fire Products.

Employees

We currently have 5 full-time employees and 1 part-time employee.

Item 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at 704 Mara Street, Suite 111, Point Edward, Ontario N7V 1X4. We lease this 2,600 square foot facility at a rental of $3,867 per month for a five-year term ending August 1, 2013. This facility consists of an office and administration area. To the extent that we require additional space in the near future, we believe that we will be able to secure additional leased facilities at commercially reasonable rates.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Securities

Our common stock currently trades on The Pink Sheets under the symbol MGOA.   The high and low closing price for each quarterly period of our last two fiscal years is listed below:

	High	Low
Fiscal 2008
1st Quarter	$0.05	$0.03
2nd Quarter	0.07	0.03
3rd Quarter	0.07	0.04
4th Quarter	0.05	0.03

Fiscal 2009
1st Quarter	$0.05	$0.02
2nd Quarter	0.05	0.02
3rd Quarter	0.05	0.01
4th Quarter	0.05	0.02

*	The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Unregistered sales of common stock

Not applicable

Reclassification

Certain amounts presented at July 31, 2008 have been reclassified to conform to presentation at July 31, 2009.

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

Holders
As of July 31, 2009, we had 109 holders of record of our common stock.

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

Item 6.  Selected Consolidated Financial Data

Not required.

Item 7. Management's Discussion and Analysis or Plan of Operation.

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

Comparison of the year ended July 31, 2009 with the year ended July 31, 2008.

During the year ending July 31, 2009 our revenues increased from $36,399 for 2008 to $116,968 for the year ended July 31, 2009, an increase of 221.34% over the prior year. Our revenues for the year ended July 31, 2009 vs. year ended July 31, 2008 increased due to a royalty payment based on a North American Distribution Agreement.

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard, Hartindo and other systems. Cost of sales decreased to $23,216 and, as a percentage of revenues, decreased to 19.84% in the year ended July 31, 2009, as compared to $32,592 and 89.54% of revenue for the year ended July 31, 2008. The overall decrease in the cost of sales during 2009 is due to decrease costs of raw material acquisition and product manufacturing. In note 3(k) we indicated a reduction to inventory during the year-end July 31, 2007. Even though these items have been slow to move, they are still salable and there is little concern with obsolescence. Future product sales of these slow moving items will have no corresponding cost of sales due to the reduction entered above. During the year ended July 31, 2009, $400,000 (2008-$nil) of our revenues were generated from royalties based on a North American Distribution Agreement. When royalty payments are received, we do not incur any cost of sales.

General and administrative (operating) expenses increased 39.33% to $723,502 during 2009 from $519,259 in 2008. The overall increase in general and administrative (operating) expenses is due to stock warrants and consulting fees that aided in our product expansion and sales.

Interest expense increased 27.91% in 2009 to $23,960 from $18,732 in 2008, because of the Company's increased interest on stockholder loans during the year.  As of Q3, all stockholder interest owing, along with all outstanding stockholder debt was converted into Preferred “B” stock. (see note 8)

Accumulated other comprehensive loss increased 19,537.26% in 2009 to $92.327 from $475, which is directly attributable to the foreign currency translation adjustment.

Net Income (Loss)

For the reasons outlined above, we realized a net loss of $258,175 for the year ended July 31, 2009 as compared to a net loss of $536,875 for the year ended July 31, 2008, a decrease of 51.91%.
	2009	2008
REVENUE
Sales	$116,968	$36,399
Royalty	400,000	-
Total Revenue	516,968	36,399

COST OF SALES	23,216	32,592

SELLING and GENERAL ADMINISTRATIVE	723,502	519,259
DEPRECIATION and AMORTIZATION	4,465	2,691
INTEREST	23,960	18,732
Total Expenses	751,927	540,682

NET LOSS	$(258,175)	$(536,875)

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

Liquidity and Capital Resources

The consolidated financial statements as of and for the year ending July 31, 2009 have been prepared assuming we continue as a going concern.

At July 31, 2009, we had an accumulated deficit of $5,873,775.

Cash and cash equivalents at July 31, 2009 were $nil and $nil at July 31, 2008. Our inventory increased for the same period from $51,429 to $241,023 or 368.65%;

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

One customer accounted for 70% of sales in 2009. One customer accounted for 61% of sales in 2008. One vendor accounted for 99% of cost of goods sold in 2009. One vendor accounted for 100% of cost of goods sold in 2008.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors of Megola, Inc.

     We have audited the accompanying consolidated balance sheets of Megola, Inc. (the “Company”) as of July 31, 2009 and the related consolidated statements of operations, changes in consolidated Shareholders’ equity and cash flows for the year ended July 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megola, Inc. as of July 31, 2009, and the results of its operations and its cash flows for the years ended July 31, 2009, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the continuance of the Company is dependent on its future profitability and the ongoing support of its stockholders, affiliates and creditors.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
November 25, 2009

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
Licensed Public Accountants

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	July 31,	July 31,
	2009	2008
	(Audited)	(Audited)

ASSETS
Cash	$-	$-
Inventory	241,023	51,429
Prepaid expenses	41,482	113
Total Current Assets	282,504	51,542

Long-term receivable - (note 16)	128,754	116,872
Intangible asset (note 4)	1,350,000	1,350,000
Property and equipment, net of accumulated depreciation of $38,461 (2008-$30,381)(note 5)	12,424	5,558
TOTAL ASSETS	$1,773,682	$1,523,972

LIABILITIES
Bank overdraft	$74,737	$1,291
Accrued expenses - (note 7)	76,393	99,356
Accounts payable	45,822	57,577
Accrued interest	25,821	25,821
Advances from stockholders	-	386,284
Total Current Liabilities	222,773	570,329

Note payable (note 6)	-	585,670
Total Liabilities	222,773	1,155,999

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 8)
Common, $0.001 par value; 200,000,000 shares authorized,
33,187,419 and 78,486,029 issued and outstanding in 2009 and 2008 respectively	33,187	78,486
Preferred "A", $0.001 par value; 3,500,000 shares authorized,
1,911,940 and $nil issued and outstanding in 2009 and 2008 respectively	1,912	-
Preferred "B", $0.001 par value; 1,500,000 shares authorized,
137,885 and $nil issued and outstanding in 2009 and 2008 respectively	138	-
Additional paid in capital (note 8)	7,481,774	5,904,612
Deficit	(5,873,775)	(5,615,600)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(92,327)	475
Total Stockholders' Equity	1,550,909	367,973
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,773,682	1,523,972

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in US dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2009	2008

Income - sales	$116,968	$36,399
Cost of sales	23,216	32,592
GROSS PROFIT (LOSS)	93,752	3,807

Income - royalties (note 12)	400,000	-
	493,752	3,807

General and administrative	723,502	519,259
Depreciation	4,465	2,691
Interest	23,960	18,732
TOTAL EXPENSES	751,927	540,682

NET LOSS	(258,175)	(536,875)

Foreign currency translation adjustment	(92,802)	3,377

COMPREHENSIVE LOSS	$(350,977)	$(533,498)

Weighted average common shares outstanding	74,867,404	77,253,152

Loss per share - basic and diluted	(0.003)	(0.007)

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	YEAR ENDED
	July 31, 2009	July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(258,175)	(536,875)
Adjustments to reconcile net loss to net cash used in operating activities (note 11)	(98,803)	63,281
	(356,978)	(473,594)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank indebtedness	73,446	1,291
Advances from stockholders	336,112	88,843
Increase in notes payable	-	344,850
Principal payments on notes payable	(134,051)	-
Cash flows from financing activities	275,507	434,984

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property and equipment	(11,331)	-
Cash flows from investing activities	(11,331)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	92,802	5,950
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	0	(32,660)
NET CASH, beginning of year	0	32,660
NET CASH, end of year	-	-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid
Income taxes paid

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	1,378,850
Issuance of stock for services rendered	75,000

See accompanying notes to audited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) - audited
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2007	48,486,029	$48,486	-	$-	-	$-

Stock for Distribution Rights	30,000,000	30,000	-	-	-	-
Net Loss	-	-	-	-	-	-

Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2008	78,486,029	$78,486	-	$-	-	$-

Stock for services	2,500,000	2,500	-	-	-	-
Common converted to Preferred "A"	(47,798,610)	(47,799)	1,911,940	1,912
Debt converted to Preferred "B"			-	-	137,885	138
Stock Warrants
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2009	33,187,419	$33,187	1,911,940	$1,912	137,885	$138

	Accumulated Other	Additional
	Comprehensive	Paid In	Accumulated
	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2007	(2,902)	$5,934,612	$(5,078,725)	901,471

Stock for Distribution Rights	-	(30,000)	-	-
Net Loss	-	-	(536,875)	(536,875)

Foreign Currency
Translation Adjustment	3,377	-	-	3,377

Balances, July 31, 2008	475	$5,904,612	$(5,615,600)	$367,973

Stock for services	-	72,500	-	75,000
Common converted to Preferred "A"		45,887		-
Debt converted to Preferred "B"		1,378,712		1,378,850
Stock Warrants		80,063		80,063
Net Loss	-	-	(258,175)	(258,175)
Foreign Currency
Translation Adjustment	(92,802)	-	-	(92,802)

Balances, July 31, 2009	(92,327)	$7,481,774	$(5,873,775)	$1,550,909

See accompanying notes to audited interim consolidated financial statements

MEGOLA, INC.
Notes to Consolidated Financial Statements for the Years ended July 31, 2009 and 2008
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $258,175 and $536,875 in the 2009 and 2008 fiscal years respectively, has negative cash flows from operations and a deficit of $5,873,775 as at July 31, 2009. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.
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
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Foreign currency translation
Megola determined that its functional currency is the Canadian Dollar as substantially all of its operations are in Canada. Megola’s reporting currency is U.S. dollars. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss. As of July 31, 2009, the exchange rate for the Canadian Dollar was $1.00 U.S. for $1.08 Canadian (2008 - $1.00 U.S. for $1.02). The annual average exchange rate for the 2009 fiscal year was $1.00 U.S. for $1.18 (2008 - $1.00 U.S. for $1.00). The Canadian economy weakened considerably in relation to the U.S. during the fiscal year of 2009, and as a result currency fluctuations have affected Megola's operations. In the future, inflation rates and the devaluation or valuation of the Canadian Dollar in relation to the U.S. dollar may have significant effects on Megola's consolidated financial statements. During the year-ended July 31, 2009 the company incurred an aggregated foreign currency translation loss of $92,327.

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

(g) Shipping and Handling
 Megola provides all customers the option of having product delivered or making their own shipping arrangements. All shipping and handling costs are disclosed in the pricing estimate. Megola contacts its primary shipping facility for shipping costs at the time orders are received and provides to customer in the pricing estimate.

(h) Intangible assets
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

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Financial Instruments

Fair Value
The Company’s financial instruments consist of long-term receivable, bank overdraft, accrued expenses, accounts payable and accrued interest. The fair value of bank overdraft, accrued expenses, accounts payable and accrued interest approximates their carrying amount given short period to receipt or payment of cash. The fair value of long-term receivable is disclosed in note 17. It is management’s opinion that the Company is not exposed to any significant interest rate or credit risks arising from these financial instruments.

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

(j) Allowance for doubtful accounts
Megola does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customers’ financial conditions. Megola determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Megola’s previous loss history. Megola provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Megola requires payment in full for most orders, which minimizes collection requirements. Certain customers are able to provide us with a deposit of 50% up front with the balance due on shipping. Our standard procedures related to any delayed payments are to follow up within 10 days with a friendly reminder phone call and a letter in 30 days. After 60 days, we will have a letter drafted by our lawyer go out demanding payment in full along with any outstanding interest charges. Failure to make payment in the next 15 days will result in the account being forwarded to a collection agency for recovery. Receivables will be classified as doubtful after 120 days and written off as Bad Debt. Interest charges will start to accumulate on the 30th day following the Invoice for any unpaid balances at a rate of 18% per annum calculated daily.
As of July 31, 2009 and 2008, Megola had $nil and $nil respectively as an allowance for doubtful accounts.

(k) Inventory
Inventory is valued at the lower of cost (determined on a first -in, first-out method) and net realizable value. Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated net realizable value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the fiscal years ended July 31, 2009 and 2008 impairment expense was $nil and $nil, respectively related to inventory impairments. In the year ending July 31, 2007, included in the impairment expense is $245,032 for slow moving products. These products are in good condition and are still expected to be sold.

(l) Property and equipment
Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Depreciation expense for the years ended July 31, 2009 and 2008 was $4,465 and $2,691, respectively. Depreciation of property and equipment acquired and disposed of during the year is recorded at one half of the indicated rates.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Impairment of long-lived assets

   Long-lived assets other than intangible assets require the recognition of an impairment loss whenever it is indicated that an asset may be impaired and the future cash flows from that asset are less than the asset’s carrying value.

(n) Comprehensive income (loss)

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income (loss) in their consolidated financial statements. In addition to items included in net income, comprehensive income (loss) includes items currently charged or credited directly to stockholders’ deficiency, such as foreign currency translation adjustments.

(o) Concentration of credit risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

(p) Income taxes

Megola accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the period ending July 31, 2009 and 2008.

(q) Net earnings (loss) per common share

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

(r) Share-based compensation

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
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of share based payments granted to employees and non-employees is determined using the Black-Scholes option pricing model.

(s) Recent accounting pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The implementation of FSP FAS No. 157-4 did not have a material on the Company’s financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s financial position and results of operations.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

(r) Recent accounting pronouncements (con’t)

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s financial position and results of operations

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

(r) Recent accounting pronouncements (con’t)

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

(r) Recent accounting pronouncements (con’t)

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

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

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

4.	INTANGIBLE ASSET (continued)
DISTRIBUTION RIGHTS (continued)

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

5.	PROPERTY AND EQUIPMENT

	2009		2008
	Cost	Accumulated Depreciation	Net	Net
	$	$	$	$
Sports Ozone Machines	16,000	13,126	2,874	5,142
Office Furniture and Equipment	31,846	22,296	9,550	416
	$47,846	$35,422	$12,424	$5,558

Amortization for the year amounted to $4,465 ($2,691 in 2008).

6.	NOTE PAYABLE

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

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

7.	ACCRUED EXPENSES

The composition of accrued expenses is as follows:

	2009	2008

Accrued Payroll Liabilities	50,393	60,865
Other	26,000	38,491

Total accrued liabilities	$76,393	$99,356

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock
Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 33,187,419 shares issued and outstanding at July 31, 2009 and 78,486,029 at July 31, 2008.
On August 14, 2008, Megola issued 1,000,000 restricted shares of its common stock, for consulting fees, to Matthew Sacco, valued at $30,000.
On August 14, 2008, Megola issued 1,500,000 restricted shares of its common stock, for consulting fees, to Regal Capital Partners LLC (RCP), valued at $45,000.
On June 15, 2009, 47,798,610 common shares were tendered for conversion into the company’s series “A” convertible Preferred Stock. (see note 8(e))
The shareholder of each common share is entitled to one vote.  Megola’s common stock currently has no additional rights or privileges.

(b) Additional paid in capital
Additional paid in capital increased $1,577,162 due to the company issuing common stock for services (see note 8(a)), issuing Preferred “B” for debt (see note 8(d)), common stock being converted to Preferred “A” (see note 8(e)), and stock warrants attached to Preferred “A” offer.

(c) The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the year ending July 31, 2009.

(d) Preferred “B”
On April 30, 2009, Megola issued 1,378,850 shares of its Preferred B stock.  The stock was issued in return for various existing loans, advances and future lease payments on one of its existing building leases.
On April 24 2009, Megola offered to exchange selected Debt for shares of a newly created Series B Convertible Preferred Stock, priced at $10.00 per share. The holders of Series B Convertible Preferred Stock shall have the right to convert the Series B Convertible Preferred Stock into Debt at a later time subject to certain conditions.  No conversion of Series B Convertible Preferred Stock to Debt can occur until after a holding period of twelve (12) months from date of conversion.  Thereafter, at your option, you may convert the Series B Convertible Preferred Stock into common stock.  For purposes of conversion, the value of each share of Series B Convertible Preferred Stock will be deemed to be $10.00.  The number of shares of common shares to be received upon a conversion will be based on a value of $0.10 per share or the value of the market bid price at the time of conversion, whichever is less. That value will be based on the average closing bid price of the common stock for each of the ten (10) consecutive trading days immediately prior to the date of conversion.

(e) Preferred “A”
On April 24, 2009, the company offered all common shareholders of record the opportunity to tender their shares in exchange for the company’s Series A Convertible Preferred stock.  As of the offer expiration date, June 15, 2009, 47,798,610 common shares had been tendered.  One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.  There is a mandatory holding period for the Series A Convertible that expires May 29, 2010, before shareholders can then convert back to common shares.  The stated value of the Series A Convertible is $5. per share or $.20 per common share.  On May 29, 2010 Preferred A shareholders may convert their shares back to common at $.20 per common share or market, whichever is less.  Each Preferred Series A still represents 25 shares of common.  The holders of Series A Convertible Preferred Stock have 100 votes for each full share Series A Convertible Preferred Stock.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

8.	PAID IN CAPITAL AND ADDITIONAL PAID IN CAPITAL (continued)

Each Series A Preferred also has a warrant attached which allows the owner to purchase 10 common shares at $.45 per share.  The warrant applies only to shareholders that have not yet converted their Preferred A shares back to common on the date they exercise their warrants.  These warrants expire on May 29, 2011.

9.	SEGMENT REPORTING

The Company sells products in North America and Asia and has two reportable geographic segments and three reportable product segments summarized as follows:

	North America	Asia		Total

Year ended July 31, 2009
Sales and Royalties	$516,968		$-	$516,968
Net loss	$(258,174)		$-	$(258,174)
Depreciation	$4,465		$-	$4,465
Interest Expense	$23,960		$-	$23,960
Total Assets	$1,773,682		$-	$1,773,682

Year ended July 31, 2008
Sales and Royalties	$36,399	$		$36,399
Net loss	$(536,875)	$		$(536,875)
Depreciation	$2,691		$-	$2,691
Interest Expense	$18,732		$-	$18,732
Total Assets	$1,523,972	$		$1,523,972

Breakdown of sales and royalties by product line

	Air Purification	Physical Water Treatment	Fire Safety	Total
Year Ended July 31, 2009	$-	$2,826	$514,142	$516,968
Year Ended July 31, 2008	$1,525	$12,620	$22,254	$36,399

There were no sales for water filtration, microbiological control and waste water treatment.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

10.	COMMITMENTS

(i) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2010	$37,602
Year Ended	July 31, 2011	$37,602
Year Ended	July 31, 2012	$37,602
Year Ended	July 31, 2013	$37,602
Year Ended	July 31, 2014	$3,133
Total		$153,541

Warehouse
Year Ended	July 31, 2010	$15,314
Year Ended	July 31, 2011	$15,314
Year Ended	July 31, 2012	$15,314
Year Ended	July 31, 2013	$15,314
Year Ended	July 31, 2014	$1,276
Total		$62,532

(ii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$35,060
Year Ended	July 31, 2011	$35,060
Year Ended	July 31, 2012	$5,843
Total		$75,963

(iii) An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$8,213
Year Ended	July 31, 2011	$8,213
Year Ended	July 31, 2012	$6,160
Total		$22,586

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

11.	CASH FLOW INFORMATION

(i) ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	2009	2008
	$	$
Depreciation	4,465	2,691
Shares issued for rent	48,802	-
Shares issued for consulting services	75,000	-
(Increase) decrease in long-term receivable	(11,881)	5,604
(Increase) decrease in inventory	(189,594)	6,792
(Increase) decrease in prepaid expenses	(41,369)	9,542
Increase (decrease) in accounts payable	16,737	1,148
Increase (decrease) in accrued expenses	(22,963)	37,504
Increase (decrease) in distributor deposit	22,000	-
	(98,803)	63,281

(ii) SUPPLEMENTAL CASH FLOW INFORMATION

Non Cash Transactions:
Preferred “B” Shares issued for long term debt	$1,378,850	$
Preferred “B” Shares issued for future rents	$41,482	$
Stock issued for distribution rights	$-		$1,350,000
Interest paid	$-		$-
Income taxes paid	$-		$-

12.	ROYALTY INCOME

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

On January 19, 2009 the Company entered into a Distributorship, Sales Agency and Royalty Agreement with Vulcan Technologies LLC.  Vulcan is granted exclusive distribution and sales rights for the Hartindo line of anti-fire products in Canada and Mexico as well as co-exclusive rights similarly in the United States for the Railroad Industry for a ten year term.  Megola receives payments as follows.  A payment of $400,000 within five days of the execution of the Agreement (funds have been received) and an additional $350,000 due 90 days following the date of this
Agreement provided that, under various existing contracts, Megola has purchased no less than 100,000 gallons of Hartindo AF21 in its fully diluted form.
Vulcan will also pay a commission payment of 25% of Vulcan’s profits on products sold by any party in the Railroad Industry.  They also commit to generating no less than $3 million on or before the second anniversary of the Agreement.  They also commit to a 15% increase in gross sales for each year thereafter.

13.	RESEARCH AND DEVELOPMENT

In 2008, Megola had $38,831 in research and development related expenditures. Much work had been completed in furthering the potential marketability of the Hartindo product line. In 2009, expenses were significantly reduced to $12,527 due to securing the services of our distribution groups. Each of our distribution groups has focused their research and development efforts around their prospective sales prospects and opportunities.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2009 and 2008
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

14.	ECONOMIC DEPENDENCE

During 2009, one customer accounted for 70% of sales respectively (2008 – one customer accounted for 61%) and one vendor accounted for 99% of purchases (2008 - 100%).

15.	INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. The Company's deferred tax assets, in the amount of $2,055,821 ($1,230,100 in 2008) consist entirely of benefit from net operating loss (NOL) carry forwards.

The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards in the amount of $4,375,471 ($3,465,072 in 2008) may be further limited by a change in ownership and other provisions of the tax laws.

Income taxes at the combined federal and state rates are as follows:

	2009	2008
InIncome tax benefit at the combined rate resulting from net operating loss carry forward	(35.5)%	(35.5)%
Deferred income tax valuation allowance	35.5%	35.5%

Actual tax rate	0%	0%

16.	EARINING PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of July 31, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Ended July 31,
	2009	2008

Numerator:
Continuing operations:
Income from continuing operations	$(281,175)	$(536,875)
Effect of dilutive convertible debt	—	—
Total	$(281,175)	$(536,875)

Discontinued operations
Loss from discontinued operations	—	—

Net income (loss)	$(281,175)	$(536,875)

Denominator:
Weighted average number of shares outstanding – basic and diluted	74,867,404	77,253,152

EPS:
Basic:
Continuing operations	$(.003)	$.007
Discontinued operations	0.00	0.00
Net income/(loss)	$(281,175)	$(536,875)

Diluted
Continuing operations	$(.003)	$.007
Discontinued operations	0.00	0.00
Net income/(loss)	$(281,175)	$(536,875)

17.	LONG TERM RECEIVABLE

The accounts receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term accounts receivable. The fair value of the long-term receivable has been estimated by discounting future cash flows using an estimated rate of 6%. The fair value of long-term receivable is $121,466.

18.	COMPARATIVE FIGURES

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None—Not Applicable

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at July 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 31, 2009, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has established disclosure controls and procedures to ensure that information disclosed in this annual report on Form 10-K was properly recorded, processed, summarized and reported to the Company’s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2009 and for the fiscal year ending July 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of July 31, 2009 and for the fiscal year ending July 31, 2009, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after July 31, 2009.

There is a material weakness in our internal control over financial reporting as of July 31, 2009 and for the fiscal year ending July 31, 2009 covered by the Annual Report filed on Form 10-K. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is in the process of evaluating its material weaknesses and has already begun remediation procedures to address these weaknesses.  In an effort to remediate the identified material weaknesses and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

•	Recently hired a CFO

•
identify a communication process such that transactions entered into by executive management are communicated in a timely and effective manner to avoid unnecessary financial reporting delays and adjustments;

•
establish comprehensive formal general accounting policies and procedures and require employees, or consultants in areas such as accounting, reporting and administration, to facilitate sign off of such policies and procedures with executive management as documentation of their understanding of and compliance with Company policies; and

•	finalize formal policies governing accounting transaction and financial reporting processes which were started as part of this endeavor.

The Company continued to have the material weaknesses outlined above throughout 2008; however due to increased personnel in 2009, the Company believes that it will be able to implement the above remedial measures by July 31, 2010.  Additionally, the Company plans to test its updated internal control over financial reporting by July 31, 2010.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the year ended July 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III - OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Each of our directors’ serves for a term of one year or until the successor is elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. Each officer serves, at the pleasure of our board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position

Joel Gardner	42	Chief Executive Officer/President/Director

Craig Wagenschutz	51	Chief Financial Officer

Daniel Gardner	38	Treasurer

Sufan Siauw	41	Director

Willard Brown	52	Director

Joel Gardner joined Megola as president, CEO and Director in August 2000. From November 13, 1998 to July 2000, he was vice president of Aqua-Cristall Limited. From September 1990 to August 1998, he played professional hockey. In 1990 he received a BA, education major, minor in geology from Colgate University, NY.

Craig Wagenschutz joined Megola as CFO in January 2009.  He is responsible for the development and implementation of company financial systems and processes as well as business plans and strategies, revenue models and budgeting. Mr. Wagenschutz will also work directly with the company's SEC Auditing firm to ensure financial compliancy of quarterly and year-end filings. A graduate of Adrian College with a BA in accounting, Mr. Wagenschutz became a licensed CPA in 1984 and founded Wagenschutz & Associates CPA Firm in 1988. He is a current member of the Michigan Association of CPAs and the American Institute of CPAs.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended July 31 2009 beneficial owners complied with Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation
The following table sets forth the compensation paid to our executive officers during fiscal year ended July 31, 2008 and 2009 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Non-Equity	Non-Qualified
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Joel Gardner	2008	1	0	0	0	0	0	0	1
President/CEO	2009	1	0	0	0	0	0	0	1

Compensation Agreements

We have the no compensation agreements with our executive officers.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of July 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joel Gardner	0	0	0	0	0	0	0	0	0

Director Compensation Table

					Change in
					Pension
					Value and
				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Sufan Siauw	$0	0	0	0	0	0	0
Joel Gardner	$0	0	0	0	0	0	0
Willard Brown	$0	0	0	0	0	0	0

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 51,189,000 shares of common stock issued and outstanding.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 704 Mara Street, Suite 111, Point Edward, ON N7V 1X4.

Holder of Preferred Series A

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percentage of Class(A)
Joel Gardner and affiliates	770,534	40.3%
Craig Wagenschutz and affiliates	55,842	3%
Willard Brown	26,000	1.4%
Dan Gardner and affiliates	3,240	0.2%
All officers and directors as a group [4 persons]	855,616	44.9%

The above is based on 1,911,940 shares of Preferred Series A Stock issued and outstanding as of July 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the Preferred Series A Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Holder of Preferred Series B

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percentage of Class(B)
Joel Gardner and affiliates	70,318	51%

The above is based on 137,885 shares of Preferred Series B Stock issued and outstanding as of July 31, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Preferred Series B Stock does not include voting power with respect to securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14.  Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended July 31,
	2009	2008

Audit Fees	$26,000	$40,088
Audit-Related Fees	$6,000	$6,500
Tax Fees	$-	$-
All Other Fees	$-	$-

PART IV - Item 15. Exhibits

Form: Press Release Date May 1, 2009

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description of Exhibit
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGOLA, INC.
(Registrant)

By: /s/ Joel Gardner
Joel Gardner
President, CEO

Date: Dated: November 26, 2009

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Gardner		November 26, 2009
Joel Gardner	Chief Executive Officer, and Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Craig Wagenschutz		November 26, 2009
Craig Wagenschutz	Chief Financial Officer

/s/ Daniel Gardner		November 26, 2009
Daniel Gardner	Treasurer and Director

/s/ Sufan Siauw		November 26, 2009
Sufan Siauw	Director

/s/ Willard Brown		November 26, 2009
Willard Brown	Director