Form 10-Q
period 2009-10-31
MEGOLA INC
filed 2009-12-15
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2009
Or
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,345,919 at October 31, 2009.

Megola, Inc.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Three Months Ended October 31, 2009 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	October 31, 2009	July 31, 2009
	(unaudited)	(Audited)

ASSETS
Cash	$5,125	$-
Inventory	243,341	241,023
Prepaid expenses	34,509	41,482
Total Current Assets	282,975	282,504

Long-term receivable - (note 5)	136,115	128,754
Intangible Asset (note 8)	1,350,000	1,350,000
Property and equipment, net of accumulated depreciation of $62,132 (2008-$46,563)	11,181	12,424
TOTAL ASSETS	1,780,272	1,773,682

LIABILITIES
Bank overdraft	$-	$74,737
Accrued expenses	73,818	76,393
Accounts payable	83,816	45,822
Accrued interest	25,821	25,821
Advances from stockholders - (note 9)	120,985	-
Total Liabilities	304,441	222,773

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 10)
Common, $0.001 par value; 200,000,000 shares authorized,
36,345,919 and 33,187,419 issued and outstanding at October 31, 2009 and July 31, 2009 repectively	36,345	33,178
Preferred "A", $0.001 par value; 3,500,000 shares authorized,
1,913,600 and 1,911,940 issued and outstanding at October 31, 2009 and July 31, 2009 respectively	1,914	1,912
Preferred "B", $0.001 par value; 1,500,000 shares authorized,
$nil and 137,885 issued and outstanding at October 31, 2009 and July 31, 2009 respectively	138	138
Additional paid in capital - (note 10)	7,542,614	7,481,774
Deficit	(6,001,735)	(5,873,775)
Accumulated other comprehensive income (loss):	-	-
Foreign currency translation adjustment	(103,445)	(92,327)
Total Stockholders' Equity	1,475,831	1,550,900
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,780,272	$1,773,673

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
Amounts expressed in US dollars)

	FOR THE 3 MONTHS ENDED
	October 31,	October 31,
	2009	2008

Income - sales	$138,487	$11,411
Cost of sales	33,149	5,349
GROSS PROFIT	105,338	6,062

Income - royalties - (note 3)	-	-
	105,338	6,062

General and administrative	167,370	146,939
Depreciation	1,225	983
Interest	703	5,521
Consulting fees	64,000	75,000
TOTAL EXPENSES	233,298	228,444

NET LOSS	(127,960)	(222,382)

Foreign currency translation adjustment	(11,118)	120,886
	-
COMPREHENSIVE LOSS	$(139,078)	$(101,496)

Weighted average common shares outstanding	33,172,159	79,763,279

Loss per share - basic and diluted	(0.004)	(0.003)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)
	FOR THE 3 MONTHS ENDED
	October 31,	October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(127,960)	$(222,382)
Adjustments to reconcile net loss to net cash used in operating activities	97,955	(93,040)
	(30,005)	(315,422)

CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	120,985	215,413
Proceeds from issuance of investor loans - note payable	-	200,000
Cash flows from financing activities	120,985	415,413

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property and equipment	-	(5,818)
Cash flows from investing activities	-	(5,818)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,118)	4,431
NET INCREASE IN CASH FOR THE QUARTER	79,862	98,604
NET CASH, beginning of year	(74,737)	(1,291)
NET CASH, end of quarter	5,125	97,313
NET CASH REPRESENTED BY:
CASH	5,125	97,313
BANK INDEBTEDNESS	-	-
NET CASH, end of period	$5,125	$97,313

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for services rendered	64,000	75,000

See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY - unaudited
(Amounts expressed in US dollars)
October 31, 2009

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2008	78,486,029	$78,486	-	$-	-	$-

Stock for services	2,500,000	2,500	-	-	-	-
Common converted to Preferred "A"	(47,798,610)	(47,799)	1,911,940	1,912
Debt converted to Preferred "B"			-	-	137,885	138
Stock Warrants
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2009	33,187,419	$33,187	1,911,940	$1,912	137,885	$138

Stock for services	3,200,000	3,200	-	-	-	-
Common converted to Preferred "A"	(41,500)	(42)	1,660	2
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, October 31, 2009	36,345,919	$36,345	1,913,600	$1,914	137,885	$138

	Accumulated Other	Additional
	Comprehensive	Paid In	Accumulated
	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2008	475	$5,904,612	$(5,615,600)	367,973

Stock for services	-	72,500	-	75,000
Common converted to Preferred "A"		45,887		-
Debt converted to Preferred "B"		1,378,712		1,378,850
Stock Warrants		80,063		80,063
Net Loss	-	-	(258,175)	(258,175)
Foreign Currency
Translation Adjustment	(92,802)	-	-	(92,802)

Balances, July 31, 2009	(92,327)	$7,481,774	$(5,873,775)	$1,550,909

Stock for services	-	60,800	-	64,000
Common converted to Preferred "A"		40		-
Net Loss	-	-	(127,960)	(127,960)
Foreign Currency
Translation Adjustment	(11,118)	-	-	(11,118)

Balances, October 31, 2009	(103,445)	$7,542,614	$(6,001,735)	$1,475,831

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2009
(Amounts expressed in US dollars)

1.  NATURE OF BUSINESS

The accompanying unaudited interim consolidated financial statements of Megola, Inc. (the "Company" or “Megola”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Megola's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2007 as reported in the 10-K have been omitted.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operation, management has undertaken the following initiatives that it believes will be instrumental in leading to better management of cash flows and more profitable operations:
         •  Outsourcing of much of the manufacturing activities has been established along with appropriate analysis ensuring cost competitiveness to minimize capital outlay and provide for rapid potential growth in production levels
         ·  Establishment of policies and procedures for production processes to ensure timely delivery of product to distribution groups and customers
         •  Established relationships with Distribution groups that can provide the necessary expertise in commercialization of our entire product line to ensure maximum market penetration
         •  Signing of Definitive Sales and Agency Agreements, pertaining to the distribution rights, that have purchase/sale order requirements expected to generate substantial sales in the next five years
         •  Requirement for cash deposit with sales orders to minimize drain on working capital

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2009
(Amounts expressed in US dollars)

4.  INVENTORY

In the fiscal year ended July 31, 2007, the Company recorded a provision of $245,032, related to inventory impairment. Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

5.  LONG-TERM RECEIVABLE

The long-term receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the long-term receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of long-term receivable is $128,410.

6.  CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	October 31	October 31
	2009	2008
Depreciation	1,225	983
Shares issued for consulting services	64,000	75,000
(Increase) decrease in loan receivable	(7,361)	(8,853)
(Increase) decrease in inventory	(2,318)	(202,534)
Decrease in prepaid expenses	6,973	-
Increase (decrease) in accounts payable	38,011	6,883
Increase (decrease) in accrued expenses	(2,575)	33,235
Increase in accrued interest	-	2,246
	97,955	(93,040)

7.  SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:
	North America	Asia	Total
Three months ended October 31, 2009
Revenues	$138,487	$-	$138,487
Net Loss	$127,960	$-	$127,960
Interest Expense	$703	$-	$703
Total Assets	$1,780,272	$-	$1,780,272

	North America	Asia	Total
Three months ended October 31, 2008
Revenues	$11,411	$-	$11,411
Net Loss	$222,382	$-	$222,382
Interest Expense	$5,521	$-	$5,521
Total Assets	$1,837,484	$-	$1,837,484

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2009
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

9.   ADVANCES FROM STOCKHOLDERS
Included in the balance are advances in the amount of $120,985 unsecured, bearing interest at 6% and are due on demand.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2009
(Amounts expressed in US dollars)

10.   CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock
Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 36,345,919 shares issued and outstanding at October 31, 2009 and 80,986,029 at October 31, 2008.
On August 5, 2009, Megola issued 3,200,000 shares of its common stock, for consulting services, under an agreement, valued at $64,000.
On September 28, 2009, Megola’s common stock decreased by 41,500 shares, due to a tender offer to the company’s Series A Convertible Preferred stock.  These shares were submitted for tender prior to the deadline of June 15, 2009; however, an error was made in the transmittal of the request and subsequently was not processed until this time.

(b) Additional paid in capital
Additional paid in capital increased $60,840 due to the company issuing common stock for services and common stock being converted to Preferred “A”.

(c) The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the three months ended October 31, 2009.

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
On September 28, 2009, the company’s Series A Convertible Preferred stock increased by 1,660 shares and common stock decreased by 41,500 shares, due to a tender offer for the company’s Series A Convertible Preferred stock.  These shares were submitted for tender prior to the deadline of June 15, 2009; however, an error was made in the transmittal of the request and subsequently was not processed until this time.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2009
(Amounts expressed in US dollars)

11.   LEASE COMMITMENTS

(i) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2010	$40,930
Year Ended	July 31, 2011	$40,930
Year Ended	July 31, 2012	$40,930
Year Ended	July 31, 2013	$40,930
Year Ended	July 31, 2014	$3,411
Total		$167,131

Warehouse
Year Ended	July 31, 2010	$16,670
Year Ended	July 31, 2011	$16,670
Year Ended	July 31, 2012	$16,670
Year Ended	July 31, 2013	$16,670
Year Ended	July 31, 2014	$1,389
Total		$68,069

 (ii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$38,163
Year Ended	July 31, 2011	$38,163
Year Ended	July 31, 2012	$6,360
Total		$82,686

(iii)An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$8,940
Year Ended	July 31, 2011	$8,940
Year Ended	July 31, 2012	$6,705
Total		$24,585

12.   SUBSEQUENT EVENTS

1.) On November 11, 2009 we entered into a Hartindo AF21 Product, Purchase, Sales, Distribution, Marketing and Service Agreement with EcoBlu Products, Inc. The basic terms and conditions proposed by MGOA into the agreement will include, but not be limited to, the following:

A.	Megola Inc. will provide EcoBlu Products, Inc:

(i)	a supply of the Hartindo AF21 Product
(ii)
use of the technical data, non-proprietary intellectual property and other information relating to the Hartindo AF21 Product’s application, handling and storage and all material, non-proprietary modifications thereof as more fully set forth herein while this Agreement is in effect (“Hartindo AF21 Product Technology”)

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2009
(Amounts expressed in US dollars)

12.   SUBSEQUENT EVENTS (continued)

B.	Minimum Purchase Requirements of Buyer

(i)	Within the first 12 months immediately following the execution of this agreement; 455 totes of Product including the initial purchase of 30 totes.
(ii)	The next 13-24 months; 842 totes of Product.

(iii)	The next 25-36 months; 1263 totes of Product.

The sole remedy of Seller if Buyer does not meet these minimum Product purchase requirements is Buyer will lose its exclusivity and this Agreement will terminate.

2.) On November 25, 2009, Megola Inc. (PINKSHEETS: MGOA) announces it will have Glendale Securities, Inc. file Form 211 with the Financial Industry Regulatory Authority (FINRA) OTC Compliance Unit in accordance with its stated goal of regaining status on the OTCBB. Megola is currently awaiting final auditor review of its 2009 year end financials. Megola has also filed all requisite documentation with FINRA and has been approved to move forward with its plan to perform a Reverse Stock Split on all outstanding Common Shares at a 1:50 ratio. The effective date of the 1:50 Reverse Split is at market open, Friday, November 27, 2009. Megola Inc. will trade under the new symbol of (PINKSHEETS: MGON).

The Management and Board of Directors of Megola Inc. have reviewed the recent activity and events of the company and feel that the company's common stock is vastly undervalued. Megola has therefore initiated a comprehensive plan to increase the share value of the Common Stock.

The first step taken towards accomplishing this goal was the offer to all Common shareholders in April of 2009 to convert their Common Shares to a newly created class of Series A Preferred Shares. This had the effect of reducing our outstanding Common Shares significantly to the current level of 36,345,919. Concurrent with this offer was a similar offer to all of our Creditors to convert all outstanding debt on Megola's books as of April 30, 2009 to Series B Preferred Shares.

In the meantime, Megola has pushed to get all of our required filings, including all Financial Reporting, up to date in order for us to make an application with the filing for Form 211 to get positioned back on the OTCBB, a much more regulated market than the Pink Sheets, with the potential to attract private placement opportunities as well as institutional investors.

Megola will reduce its current outstanding shares through a reverse split on a 1:50 basis (for every 50 Common Shares previously held Shareholder will now hold 1 Common Share, with any fractional shares being rounded up). This will result in a reduction in outstanding shares from 36,345,919 to 726,919 and increase our current share price value by a multiple of 50.

3.) On November 27, 2009, Megola Inc. (PINKSHEETS: MGON) announces that Form 211 has been filed with the Financial Industry Regulatory Authority (FINRA) OTC Compliance Unit in accordance with its stated goal of regaining status on the OTCBB. With the filing of its 2009 Year End Financials and all related regulatory requirements, Megola has achieved its stated goal of being in full compliance with the SEC. Megola has prepared all requisite documentation in order for Glendale Securities, Inc. to file Form 211 with FINRA to move Megola back on the OTCBB.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2009
(Amounts expressed in US dollars)

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended October 31, 2009

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

GOING CONCERN

Megola's net loss for the three months ended October 31, 2009 vs. three months ended October 31, 2008 decreased 42.46% from $222,382 to $127,370. The Company has an accumulated deficit of $6,001,735 as of October 31, 2009. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on two customers, New Fire Solutions LLC and Innovative Composites Inc. for sales accounting for approximately 97% of our revenues in the first 3 months of fiscal year 2010. Silver Best SDN BHD accounted for 83% of cost of goods for the first 3 months of fiscal year 2009. Sales of Hartindo products accounted for 100% of our total gross revenues in the first 3 months of fiscal year 2010.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2009 vs. three months ended October 31, 2008.

Our revenues for the three months ended October 31, 2009 vs. three months ended October 31, 2008 increased 1,113.63% from $11,411 to $138,487 due to an increase in Hartindo Sales.

Our cost of sales for the three months ended October 31, 2009 vs. three months ended October 31, 2008 increased 519.72% from $5,349 to $33,149. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the three months ended October 31, 2009 vs. three months ended October 31, 2008 increased 13.90% from $146,939 to $167,370 due to an increase in salaries, insurance premiums and vehicle lease commitments.

Our interest expense for the three months ended October 31, 2009 vs. three months ended October 31, 2008 decreased 87.27% from $5,521 to $703 due to the Company's decreased interest owing towards stockholder loans.

Accordingly, our net loss for the three months ended October 31, 2009 vs. three months ended October 31, 2008 decreased 42.46% from $222,382 to $127,960.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending October 31, 2009 have been prepared assuming we continue as a going concern.

At October 31, 2009, we had an accumulated deficit of $6,001,735.

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

Form: 8-K Filing Date December 15, 2009

Exhibit Name and/or Identification of Exhibit Number

31 Certification
32 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGOLA, INC. (Registrant)

Date: December 14, 2009	By:	/s/ Joel Gardner
Joel Gardner
President, CEO, Principal Financial
Officer and Principal Accounting Officer