Form 10-Q
period 2010-01-31
MEGOLA INC
filed 2010-03-16
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2010
Or
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

Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 704,080 at January 31, 2010.

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Six Months Ended January 31, 2010 (Amounts expressed in US dollars)

	January 31, 2010	July 31, 2009
	(unaudited)	(Audited)

ASSETS
Cash	$2,410	$-
Accounts receivable	72,915	-
Inventory	195,719	241,023
Prepaid expenses	27,538	41,482
Total Current Assets	298,582	282,504

Long-term receivable - (note 6)	117,191	128,754
Intangible Asset (note 9)	1,350,000	1,350,000
Property and equipment, net of accumulated depreciation of $59,354	10,245	12,424
TOTAL ASSETS	1,776,018	1,773,682

LIABILITIES
Bank overdraft	$-	$74,737
Accrued expenses	91,240	76,393
Accounts payable	77,620	45,822
Accrued interest	25,821	25,821
Advances from stockholders - (note 10)	19,597	-
Total Liabilities	214,278	222,773

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 11)
Common, $0.001 par value; 200,000,000 shares authorized, 704,080 issued and outstanding at January 31, 2010 and 663,749 July 31, 2009	704	664
Preferred "A", $0.001 par value; 3,500,000 shares authorized, 1,959,340 and 1,911,940 issued and outstanding at January 31, 2010 and July 31, 2009 respectively	1,959	1,912
Preferred "B", $0.001 par value; 1,500,000 shares authorized, 154,446 and 137,885 issued and outstanding at January 31, 2010 and July 31, 2009 respectively	154	138
Additional paid in capital - (note 11)	7,743,810	7,514,297
Deficit	(6,075,178)	(5,873,775)
Accumulated other comprehensive income (loss):	-	-
Foreign currency translation adjustment	(109,709)	(92,327)
Total Stockholders' Equity	1,561,740	1,550,909
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,776,018	$1,773,682
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED		FOR THE 6 MONTHS ENDED
	January 31, 2010	January 31, 2009	January 31, 2010	January 31, 2009
Income - sales	$176,784	$2,845	$315,271	$14,256
Cost of sales	59,312	1,330	92,461	6,679
GROSS PROFIT (LOSS)	117,472	1,515	222,810	7,577

Royalty income (note 4)	0	400,000	0	400,000
	117,472	401,515	222,810	407,577

General and administrative	189,169	117,376	356,539	259,031
Depreciation	1,031	1,144	2,256	2,137
Interest	715	4,194	1,418	9,646
Consulting fees	-	-	64,000	78,232
TOTAL EXPENSES	190,915	122,714	424,213	349,044

NET INCOME (LOSS)	(73,443)	278,801	(201,403)	58,533

Foreign currency translation adjustment	(5,115)	(36,451)	(17,382)	84,435

COMPREHENSIVE INCOME (LOSS)	(78,558)	242,350	(218,785)	142,968

Weighted average common shares outstanding	680,595	680,595	680,595	680,595

Loss per share - basic and diluted	$(0.108)	$0.410	$(0.296)	$0.086

Comprehensive loss per share - basic and diluted	$(0.115)	$0.356	$(0.321)	$0.210
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE SIX MONTHS ENDED
	January 31, 2010	January 31, 2009
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss) for the period	(201,403)	58,533
Adjustments to reconcile net income (loss) to net cash used in operating activites	110,728	(61,775)
	(90,675)	(3,242)
CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	185,204	318,336
Principal payments on notes payable	-	(114,051)
	185,204	204,285
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(9,793)
	-	(9,793)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,383)	(4,276)
NET INCREASE (DECREASE) IN CASH	77,146	186,974
NET CASH, beginning of period	(74,736)	(1,291)
NET CASH, end of period	2,410	185,683

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	165,617	-
Issuance of stock for services rendered	-	75,000
See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY - unaudited
(Amounts expressed in US dollars)
January 31, 2010

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2008	1,569,721	$1,570	-	$-	-	$-

Stock for services	50,000	50	-	-	-	-
Common converted to Preferred "A"	(955,972)	(956)	1,911,940	1,912
Debt converted to Preferred "B"			-	-	137,885	138
Stock Warrants
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2009	663,749	$664	1,911,940	$1,912	137,885	$138

Stock for services	64,000	64	-	-	-	-
Common converted to Preferred "A"	(23,668)	(24)	47,400	47
Debt converted to Preferred "B"					16,561	16
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, January 31, 2010	704,080	$704	1,959,340	$1,959	154,446	$154

	Accumulated Other	Additional
	Comprehensive	Paid In	Accumulated
	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2008	475	$5,981,528	$(5,615,600)	367,973

Stock for services	-	74,950	-	75,000
Common converted to Preferred "A"		(956)		-
Debt converted to Preferred "B"		1,378,712		1,378,850
Stock Warrants		80,063		80,063
Net Loss	-	-	(258,174)	(258,174)
Foreign Currency
Translation Adjustment	(92,802)	-	-	(92,802)

Balances, July 31, 2009	(92,327)	$7,514,297	$(5,873,774)	$1,550,910

Stock for services	-	63,936	-	64,000
Common converted to Preferred "A"		(24)		(1)
Debt converted to Preferred "B"		165,600		165,616
Net Loss	-	-	(201,403)	(201,403)
Foreign Currency
Translation Adjustment	(17,382)	-	-	(17,382)

Balances, January 31, 2010	(109,709)	$7,743,810	$(6,075,178)	$1,561,740
See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2010
(Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

The accompanying unaudited interim consolidated financial statements of Megola, Inc. (the "Company" or “Megola”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Megola's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the 10-K have been omitted.

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

3.	ACCOUNTING STANDARDS UPDATES

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.  The adoption of this standard did not have an impact on the Company’s financial position and results of operations.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2010
(Amounts expressed in US dollars)

3.	ACCOUNTING STANDARDS UPDATES (con’t)

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

4.	ROYALTY INCOME

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

5.	INVENTORY

In the fiscal year ended July 31, 2007, the Company recorded a provision of $245,032, related to inventory impairment. Future product sales of these slow moving items will have no corresponding cost of sales due to the provision described above. These products are in good condition and are expected to be sold.

6.	LONG-TERM RECEIVABLE

The long-term receivable balance represents an amount owing by a supplier and will be offset against the Company’s future purchases of inventory. Since the amount will not be collected in the next 12 months, the balance has been classified as long-term loan receivable. The fair value of the long-term receivable has been estimated by discounting future cash flows using an estimated rate of 6%.  The fair value of long-term receivable is $110,558.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2010
(Amounts expressed in US dollars)

7.	CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	January 31,	January 31,
	2010	2009
Depreciation	2,256	1,144
Stock-based compensation for services rendered	64,000	72,500
(Increase) decrease in loan receivable	(61,352)	(319)
(Increase) decrease in inventory	45,304	(201,204)
(Increase) decrease in prepaid expenses	13,944	113
Increase (decrease) in accounts payable	31,729	33,926
Increase (decrease) in accrued expenses and other	14,847	(32,624)
Increase (decrease) in accrued interest	-	5,215
	(110,728)	(61,775)

8.	SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:
	North America	Asia	Total
Six months ended January 31, 2010
Revenues	$315,271	$-	$315,271
Net Income (Loss)	$201,403	-	$201,403
Interest Expense	$1,418	$-	$1,418
Total Assets	1,776,018	$-	$1,776,018

	North America	Asia	Total
Six months ended January 31, 2009
Revenues	$414,256	$-	$414,256
Net Income (Loss)	$58,533	$-	$58,533
Interest Expense	$9,646	$-	$9,646
Total Assets	$1,918,707	$-	$1,918,707

9.	INTANGIBLE ASSET
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

All payments are to be made quarterly within 30 days of the end each calendar quarter.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2010 (Amounts expressed in US dollars)

9.	INTANGIBLE ASSET
DISTRIBUTION RIGHTS (con’t)

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

On January 28, 2010, the sales/performance quota in the agreement with PCL has been completely removed.

10.	ADVANCES FROM STOCKHOLDERS

Included in the balance are advances in the amount of $19,597 unsecured, bearing interest at 6% and are due on demand.

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock
Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 704,080 shares issued and outstanding at January 31, 2010 and 663,749 at July 31, 2009.

On August 5, 2009, Megola issued 3,200,000 shares of its common stock, for consulting services, under an agreement, valued at $64,000.  These shares were affected by the 1:50 reverse split that took place on November 25, 2009 and were converted into 64,000 shares.

On September 28, 2009, Megola’s common stock decreased by 41,500 shares, due to a tender offer to the company’s Series A Convertible Preferred stock.  These shares were submitted for tender prior to the deadline of June 15, 2009; however, an error was made in the transmittal of the request and subsequently was not processed until this time. These shares were affected by the 1:50 reverse split that took place on November 25, 2009 and were converted into 830 shares.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2010 (Amounts expressed in US dollars)

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common Stock (con’t)
On November 25, 2009 Megola approved a corporate action of a reverse 1:50 stock split.  The Management and Board of Directors of Megola Inc. have reviewed the recent activity and events of the company and feel that the company's common stock is vastly undervalued. Megola has therefore initiated a comprehensive plan to increase the share value of the common stock.

On January 21, 2010, Megola’s common stock decreased by 1,143,500 shares, due to a tender offer to the company’s Series A Convertible Preferred stock.  These shares were submitted late due to a late conversion instruction provided to the transfer agent.  These shares were affected by the 1:50 reverse split that took place on November 25, 2009 and were converted into 22,838 shares.

 (b) Preferred “A”
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

On January 21, 2010, the company’s Series A Convertible Preferred stock increased by 45,740 shares and common stock decreased by 22,838 shares, due to a tender offer to the company’s Series A Convertible Preferred stock.  These shares were submitted late due to a late conversion instruction provided to the transfer agent.

(c) Preferred “B”
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

On January 29, 2010, Megola issued 16,561 shares of its Preferred B stock.  The stock was issued in return for a stockholder loan.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2010 (Amounts expressed in US dollars)

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (con’t)

(d) Additional paid in capital
From the year ended July 31, 2009 to the end of the quarter ended January 31, 2010, additional paid in capital increased by $229,512 due to the company issuing common stock for services, common stock being converted to Preferred “A”, debt converted to Preferred “B”, and common stock being decreased due to the reverse 1:50 stock split.

(e) The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the three months ended January 31, 2010.

12.	LEASE COMMITMENTS

(i) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office

Year Ended	July 31, 2010	$41,332
Year Ended	July 31, 2011	$41,332
Year Ended	July 31, 2012	$41,332
Year Ended	July 31, 2013	$41,332
Year Ended	July 31, 2014	$3,444
Total		$168,772

Warehouse

Year Ended	July 31, 2010	$16,834
Year Ended	July 31, 2011	$16,834
Year Ended	July 31, 2012	$16,834
Year Ended	July 31, 2013	$16,834
Year Ended	July 31, 2014	$1,403
Total		$68,739

(ii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$38,538
Year Ended	July 31, 2011	$38,538
Year Ended	July 31, 2012	$6,423
Total		$83,499

(iii)An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$9,027
Year Ended	July 31, 2011	$9,027
Year Ended	July 31, 2012	$6,771
Total		$24,825

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended January 31, 2010

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

GOING CONCERN

Megola's net loss for the six months ended January 31, 2010 vs. six months ended January 31, 2009 was $201,403. The Company has an accumulated deficit of $6,075,178 as of January 31, 2010. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on two customers, New Fire Solutions LLC for sales accounting for approximately 40% and EcoBlu Products Inc. for sales accounting for approximately 39% of our revenues in the first 6 months of fiscal year 2010. Megola was dependant on two vendors, Silver Best SDN BHD for purchases accounting for 59% of costs of good sold and Holly Oak Chemical, Inc. for purchases accounting for 41% of cost of goods for the first 6 months of fiscal year 2010. Sales of the ScaleGuard devices accounted for 1%, and Hartindo products accounted for 99% of our total gross revenues in the first 6 months of fiscal year 2010.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2010 vs. three months ended January 31, 2009.

Our revenues for the three months ended January 31, 2010 vs. three months ended January 31, 2009 decreased 56.12% from $402,845 to $176,784 due to a one-time royalty purchase payment from Vulcan Technologies that took place last year.

Our cost of sales for the three months ended January 31, 2010 vs. three months ended January 31, 2009 increased 4,359.55% from $1,330 to $59,312. The overall increase in the cost of sales during this period is directly attributable to the sales of Hartindo product.

Our general and administrative expenses for the three months ended January 31, 2010 vs. three months ended January 31, 2009 increased 61.17% from $117,376 to $189,169 due to an increase in purchases of Hartindo products, insurance premiums and transfer agent fees.

Our interest expense for the three months ended January 31, 2010 vs. three months ended January 31, 2009 decreased 82.95% from $4,194 to $715 due to the Company's decreased interest owing towards stockholder loans.

Accordingly, our net loss for the three months ended January 31, 2010 vs. three months ended January 31, 2009 was $73,443.

Six months ended January 31, 2010 vs. Six months ended January 31, 2009.

Our revenues for the six months ended January 31, 2010 vs. six months ended January 31, 2009 decreased 23.90% from $414,256 to $315,271 due to a one-time royalty purchase payment from Vulcan Technologies that took place last year.

Our cost of sales for the six months ended January 31, 2010 vs. six months ended January 31, 2009 increased 1,284.35% from $6,679 to $92,461. The overall increase in the cost of sales during this period is directly attributable to the sales of Hartindo product.

Our general and administrative expenses for the six months ended January 31, 2010 vs. six months ended January 31, 2009 increased 37.64% from $259,031 to $356,539 due to an increase in purchases of Hartindo products, shipping and receiving costs, insurance premiums and transfer agent fees.

Our interest expense for the six months ended January 31, 2010 vs. six months ended January 31, 2009 decreased 85.30% from $9,646 to $1,418 due to the Company's decreased interest owing towards stockholder loans.

Accordingly, our net loss for the six months ended January 31, 2010 vs. six months ended January 31, 2009 was $201,403.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending January 31, 2010 have been prepared assuming we continue as a going concern.

At January 31, 2010, we had an accumulated deficit of $6,075,178.

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

Form: 8-K Filing Date November 24, 2009

Form: 8-K Filing Date November 25, 2009

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

Date: March 11, 2010