Form 10-Q
period 2010-04-30
MEGOLA INC
filed 2010-06-15
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2010
Or
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

Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 704,080 at April 30, 2010.

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Nine Months Ended April 30, 2010 (Amounts expressed in US dollars)

	April 30, 2010	July 31, 2009
	(unaudited)	(Audited)

ASSETS
Cash	$-	$-
Accounts receivable	8,593	-
Inventory	191,811	241,023
Prepaid expenses	20,567	41,482
Total Current Assets	220,970	282,504

Long-term receivable - (note 6)	117,191	128,754
Intangible Asset (note 9)	1,350,000	1,350,000
Property and equipment,
net of accumulated depreciation of $59,354	9,429	12,424
TOTAL ASSETS	1,697,591	1,773,682

LIABILITIES
Bank overdraft	$5,967	$74,737
Accrued expenses	124,595	76,393
Accounts payable	57,484	45,822
Accrued interest	25,821	25,821
Advances from stockholders - (note 10)	71,005	-
Total Liabilities	284,872	222,773

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 11)
Common, $0.001 par value; 200,000,000 shares authorized,
704,080 issued and outstanding at April 30, 2010 and 663,749 July 31, 2009	704	664
Preferred "A", $0.001 par value; 3,500,000 shares authorized,
1,959,340 and 1,911,940 issued and outstanding at April 30, 2010 and July 31, 2009 respectively	1,959	1,912
Preferred "B", $0.001 par value; 1,500,000 shares authorized,
154,446 and 137,885 issued and outstanding at April 30, 2010 and July 31, 2009 respectively	154	138
Additional paid in capital - (note 11)	7,743,810	7,514,297
Deficit	(6,212,570)	(5,873,775)
Accumulated other comprehensive income (loss):	-	-
Foreign currency translation adjustment	(121,338)	(92,327)
Total Stockholders' Equity	1,412,719	1,550,909
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,697,591	$1,773,682

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Income - sales	$13,929	$10,442	$329,201	$24,698
Cost of sales	3,828	1,878	96,289	8,557
GROSS PROFIT (LOSS)	10,102	8,564	232,912	16,141

Royalty income (note 4)	0	0	0	400,000
	10,102	8,564	232,912	416,141

General and administrative	145,102	133,619	501,885	395,553
Depreciation	1,166	1,136	3,422	3,276
Interest	983	13,157	2,401	22,976
Consulting fees	-	-	64,000	75,000
TOTAL EXPENSES	147,251	147,912	571,708	496,805

NET INCOME (LOSS)	(137,149)	(139,348)	(338,796)	(80,664)

Foreign currency translation adjustment	(11,629)	(158,934)	(29,011)	(74,974)

COMPREHENSIVE INCOME (LOSS)	(148,778)	(298,282)	(367,807)	(155,638)

Weighted average common shares outstanding	680,595	680,595	680,595	680,595

Loss per share - basic and diluted	$(0.202)	$(0.205)	$(0.498)	$(0.119)

Comprehensive loss per share - basic and diluted	$(0.219)	$(0.438)	$(0.540)	$(0.229)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE NINE MONTHS ENDED
	April 30, 2010	April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITES
Net income (loss) for the period	(338,796)	(80,664)
Adjustments to reconcile net income (loss) to net cash used in operating activites	199,955	(140,894)
	(138,841)	(221,558)
CASH FLOWS FROM FINANCING ACTIVITES
Advances from stockholders	236,621	386,284
Principal payments on notes payable	-	(114,051)
	236,621	272,233
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,430)
	-	(10,430)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29,011)	(14,761)
NET INCREASE (DECREASE) IN CASH	68,769	25,484
NET CASH, beginning of period	(74,737)	(1,291)
NET CASH, end of period	(5,967)	24,193

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	165,617	1,378,850
Issuance of stock for services rendered	-	75,000

See accompanying notes to unaudited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY - unaudited
(Amounts expressed in US dollars)
April 30, 2010

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2008	1,569,721	$1,570	-	$-	-	$-

Stock for services	50,000	50	-	-	-	-
Common converted to Preferred "A"	(955,972)	(956)	1,911,940	1,912
Debt converted to Preferred "B"			-	-	137,885	138
Stock Warrants
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2009	663,749	$664	1,911,940	$1,912	137,885	$138

Stock for services	64,000	64	-	-	-	-
Common converted to Preferred "A" Q1	(23,668)	(24)	47,400	47
Debt converted to Preferred "B"					16,561	16
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, April 30, 2010	704,080	$704	1,959,340	$1,959	154,446	$154

	Accumulated Other	Additional
	Comprehensive	Paid In	Accumulated
	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2008	475	$5,981,528	$(5,615,600)	367,973

Stock for services	-	74,950	-	75,000
Common converted to Preferred "A"		(956)		-
Debt converted to Preferred "B"		1,378,712		1,378,850
Stock Warrants		80,063		80,063
Net Loss	-	-	(258,174)	(258,174)
Foreign Currency
Translation Adjustment	(92,802)	-	-	(92,802)

Balances, July 31, 2009	(92,327)	$7,514,297	$(5,873,774)	$1,550,910

Stock for services	-	63,936	-	64,000
Common converted to Preferred "A"		(24)		(1)
Debt converted to Preferred "B"		165,600		165,616
Net Loss	-	-	(338,796)	(338,796)
Foreign Currency
Translation Adjustment	(29,011)	-	-	(29,011)

Balances, April 30, 2010	(121,338)	$7,743,810	$(6,212,570)	$1,412,719

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010 (Amounts expressed in US dollars)

1.	NATURE OF BUSINESS

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

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010 (Amounts expressed in US dollars)

3.	ACCOUNTING STANDARDS UPDATES (con’t)

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010 (Amounts expressed in US dollars)

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

7.	CASH FLOW INFORMATION

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

	April 30,	April 30,
	2010	2009
Depreciation	3,422	3,276
Stock-based compensation for services rendered	64,000	75,000
(Increase) decrease in loan receivable	2,970	(4,101)
(Increase) decrease in inventory	49,212	(205,581)
(Increase) decrease in prepaid expenses	20,915	(48,960)
(Decrease) increase in accounts payable and accrued liabilities	59,436	(22,348)
(Decrease) increase in customer deposits	-	61,820

	199,955	(140,894)

8.	SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:

	North America	Asia	Total
Nine months ended April 30, 2010
Revenues	$329,201	$-	$329,201
Net Income (Loss)	$(338,796)	-	$(338,796)
Interest Expense	$2,401	$-	$2,401
Total Assets	1,697,591	$-	$1,697,591

Nine months ended April 30, 2009	North America	Asia	Total
Revenues	$424,698	$-	$424,698
Net Income (Loss)	$(80,664)	$-	$(80,664)
Interest Expense	$22,976	$-	$22,976
Total Assets	$1,860,949	$-	$1,860,949

9.	INTANGIBLE ASSET
DISTRIBUTION RIGHTS

In January 2007, the Company acquired exclusive rights to establish a distribution network for the Hartindo line of fire safety products (“Hartindo”) from Pacific Channel Ltd. (“PCL”), an unrelated party.  These rights were acquired for $1,350,000 to be paid by the issuance of 30,000,000 common shares of the Company and are considered to have an indefinite life.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010 (Amounts expressed in US dollars)

9.	INTANGIBLE ASSET
DISTRIBUTION RIGHTS (con’t)

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

Included in the balance are advances in the amount of $71,005 unsecured, bearing interest at 6% and are due on demand.

11.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL
(a) Common stock
Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 704,080 shares issued and outstanding at April 30, 2010 and 663,749 at July 31, 2009.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010 (Amounts expressed in US dollars)

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010 (Amounts expressed in US dollars)

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

(d) Additional paid in capital
From the year ended July 31, 2009 to the end of the quarter ended April 30, 2010, additional paid in capital increased by $229,512 due to the company issuing common stock for services, common stock being converted to Preferred “A”, debt converted to Preferred “B”, and common stock being decreased due to the reverse 1:50 stock split.

(e) The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the three months ended January 31, 2010.

12.	LEASE COMMITMENTS

(i) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office

Year Ended	July 31, 2010	$43,507
Year Ended	July 31, 2011	$43,507
Year Ended	July 31, 2012	$43,507
Year Ended	July 31, 2013	$43,507
Year Ended	July 31, 2014	$3,626
Total		$177,654

Warehouse

Year Ended	July 31, 2010	$17,719
Year Ended	July 31, 2011	$17,719
Year Ended	July 31, 2012	$17,719
Year Ended	July 31, 2013	$17,719
Year Ended	July 31, 2014	$1,477
Total		$72,353

(ii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$40,565
Year Ended	July 31, 2011	$40,565
Year Ended	July 31, 2012	$6,761
Total		$87,891

(iii)An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2010	$9,502
Year Ended	July 31, 2011	$9,502
Year Ended	July 31, 2012	$7,127
Total		$26,132

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010 (Amounts expressed in US dollars)

13. SUBSEQUENT EVENTS

On May 5, 2010, the company filed an 8-k on the SEC. It is a letter dated April 19, 2010, to MSE Enviro-Tech Corp. This letter states that on April 9, 2010, Pacific Channel Ltd. (PCL), provided written notice to MSE Enviro-Tech Corp. (MEVT) and Megola Inc. (MGON) that the company was dissolved and that all such rights related to the Hartindo line of Anti-Fire Products previously granted to PCL by Newstar Chemicals SDN BHD and further granted to MSE Enviro-Tech Corp. and Megola Inc. were herby terminated.  The letter was sent to all email and mailing addresses and facsimile numbers listed as MSE company contacts.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended April 30, 2010

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

GOING CONCERN

Megola's net loss for the nine months ended April 30, 2010 vs. nine months ended April 30, 2009 was $338,796. The Company has an accumulated deficit of $6,212,570 as of April 30, 2010. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on two customers, New Fire Solutions LLC for sales accounting for approximately 42% and EcoBlu Products Inc. for sales accounting for approximately 37% of our revenues in the first 9 months of fiscal year 2010. Megola was dependant on two vendors, Silver Best SDN BHD for purchases accounting for 59% of costs of good sold and Holly Oak Chemical, Inc. for purchases accounting for 41% of cost of goods for the first 9 months of fiscal year 2010. Sales of the ScaleGuard devices accounted for 1%, and Hartindo products accounted for 99% of our total gross revenues in the first 9 months of fiscal year 2010.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2010 vs. three months ended April 30, 2009.

Our revenues for the three months ended April 30, 2010 vs. three months ended April 30, 2009 increased 33.39% from $10,442 to $13,929  due sales of Hartindo products.

Our cost of sales for the three months ended April 30, 2010 vs. three months ended April 30, 2009 increased 103.83% from $1,878 to $3,828. The overall increase in the cost of sales during this period is directly attributable to the sales of Hartindo product.

Our general and administrative expenses for the three months ended April 30, 2010 vs. three months ended April 30, 2009 increased 8.59% from $133,619 to $145,102 due to an increase in purchases of Hartindo products, insurance premiums and transfer agent fees.

Our interest expense for the three months ended April 30, 2010 vs. three months ended April 30, 2009 decreased 1,238.45% from $13,157 to $983 due to the Company's decreased interest owing towards stockholder loans.

Accordingly, our net loss for the three months ended April 30, 2010 vs. three months ended April 30, 2009 was $137,149.

Nine months ended April 30, 2010 vs. Nine months ended April 30, 2009.

Our revenues for the nine months ended April 30, 2010 vs. nine months ended April 30, 2009 decreased 22.49% from $424,698 to $329,201 due to a one-time royalty purchase payment from Vulcan Technologies that took place last year.

Our cost of sales for the nine months ended April 30, 2010 vs. nine months ended April 30, 2009 increased 1,025.27% from $8,557 to $96,289. The overall increases in the cost of sales during this period is directly attributable sales of Hartindo products and also due to no costs of sales are calculated for the one-time royalty purchase payment from last year.

Our general and administrative expenses for the nine months ended April 30, 2010 vs. nine months ended April 30, 2009 increased 26.88% from $395,553 to $501,885 due to an increase in purchases of Hartindo products, shipping and receiving costs, insurance premiums and transfer agent fees.

Our interest expense for the nine months ended April 30, 2010 vs. nine months ended April 30, 2009 decreased 89.55% from $22,976 to $2,401 due to the Company's decreased interest owing towards stockholder loans.

Accordingly, our net loss for the nine months ended April 30, 2010 vs. nine months ended April 30, 2009 was $338,796.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending April 30, 2010 have been prepared assuming we continue as a going concern.

At April 30, 2010, we had an accumulated deficit of $6,212,570.

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

Form: 8-K Filing Date April 5, 2010

Form: 8-K Filing Date April 13, 2010

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

Date: June 14, 2010