Form 10-K
period 2010-07-31
MEGOLA INC
filed 2010-11-16
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: July 31, 2010
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

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,570,455 at July 31, 2010.

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

For fiscal year ended July 31, 2010 2% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

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

At July 31, 2010 we had an accumulated deficit of $7,830,207. We had a net loss of $1,956,432 in fiscal year 2010. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

During the year ending July 31, 2010 our revenues decreased from $516,968 for 2009 to $336,822 for the year ended July 31, 2010.

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

Notable Installations of our ScaleGuard Systems:

Our systems have been in operation with various customers with some in operation for over 6 years. Some of our more notable installations include:

LanXess	Tim Horton’s
Nova Chemicals	Kentucky Fried Chicken
The Great Hall of the People (the national assembly of China)	Zurn Industries
Mengniu Dairy Group	Royal Plastics
Runan Mu Gong Shan Group	TRW Automotive
Zhoushan Gang Ming Foodstuff Industries	Parmalat
Zhong Mei Coal Mining Company	FritoLay
Zhujiang Brewery	Honeywell
Country Fresh Dairy	DuPont Canada
Colgate University

For fiscal year ended July 31, 2010 2% of our revenues were generated from sales of ScaleGuard products under our agreement with Megola GmbH (Germany).

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
(manufactured in USA)

We did not have any sales for AirGuardian for fiscal year 2010.

Portable Ozone Systems

Equipment Master - Sports equipment Deodorizing unit
Room Blaster - Room Deodorizing unit
Air Care - Room Air Treatment unit
(all units manufactured in China)

We did not have any sales for Ozone Systems for fiscal year 2010.

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

We did not have any sales for Micro-Bio and Waste Water Treatment Systems for fiscal year 2010.

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

For fiscal year ended July 31, 2010 98% of our revenues were generated from sales of Hartindo Fire Products.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Securities

Our common stock currently trades on The Pink Sheets under the symbol MGOA.   The high and low closing price for each quarterly period of our last two fiscal years is listed below:

	High	Low
Fiscal 2009
1st Quarter	$0.05	$0.02
2nd Quarter	0.05	0.02
3rd Quarter	0.05	0.01
4th Quarter	0.05	0.02

Fiscal 2010
1st Quarter	$0.04	$0.01
2nd Quarter	0.69	0.13
3rd Quarter	0.61	0.26
4th Quarter	0.51	0.08

*	The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Unregistered sales of common stock

Not applicable

Reclassification

Certain amounts presented at July 31, 2009 have been reclassified to conform to presentation at July 31, 2010.

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

Holders
As of July 31, 2010, we had 157 holders of record of our common stock, 82 holders of record of our Preferred Series A, and 3 holders of our Preferred Series B stock.  As of July 31, 2010, we had 1,008 NOBO’s on record.

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

Comparison of the year ended July 31, 2010 with the year ended July 31, 2009.

During the year ending July 31, 2010 our revenues decreased from $516,968 for 2009 to $336,822 for the year ended July 31, 2010, a decrease of 34.85% over the prior year. Our revenues for the year ended July 31, 2010 vs. year ended July 31, 2009 decreased due to a royalty payment based on a North American Distribution Agreement from 2009.

Cost of sales consists of direct manufacturing costs and applied overhead expenses for our cost of raw materials to manufacture the ScaleGuard, Hartindo and other systems. Cost of sales increased to $99,254 and, as a percentage of revenues, increased to 327.52% in the year ended July 31, 2010, as compared to $23,216 and 19.84% of revenue for the year ended July 31, 2009. The overall increase in the cost of sales during 2010 is due to the increase of actual sales with no royalty payments collected in which royalty payments do not incur any costs of sales. In note 3(k) we indicated a reduction to inventory during the year-end July 31, 2007. Even though these items have been slow to move, they are still salable and there is little concern with obsolescence. Future product sales of these slow moving items will have no corresponding cost of sales due to the reduction entered above. During the year ended July 31, 2010, $nil (2009-$400,000) of our revenues were generated from royalties based on a North American Distribution Agreement. When royalty payments are received, we do not incur any cost of sales.

General and administrative (operating) expenses increased 21.41% to $878,425 during 2010 from $723,502 in 2009. The overall increase in general and administrative (operating) expenses is due to consulting fees that aided in our product expansion and sales.

Interest expense decreased 77.12% in 2010 to $5,481 from $23,960 in 2009, because of the Company's decreased interest on stockholder loans during the year.

It is the opinion of the management that the Intangible Asset – Distribution Rights acquired at May 2007 through the issuance of 30,000,000 common shares is fully impaired and that the fair market value of the asset should be written off due to the low level of sales attributed to the asset. Our sales forecast for year ended July 31, 2010 based on contractually binding agreements entered into was $5.2 million while actual sales were $ 336,822. The considerable underperformance by our distribution groups relative to their committed obligations under Agency Agreements and the subsequent expiry of these agreements leaves the fair market value of the Intangible Asset in question and as a result viewed as fully impaired.

Accumulated other comprehensive loss decreased 71.52% in 2010 to $26,428 from $92,802, which is directly attributable to the foreign currency translation adjustment.

Net Income (Loss)

For the reasons outlined above, we realized a net loss of $1,956,432 for the year ended July 31, 2010 as compared to a net loss of $258,175 for the year ended July 31, 2009, an increase of 657.79%.

	2010	2009
REVENUE
Sales	$336,822	$116,968
Royalty	-	400,000
Total Revenue	336,822	516,968

COST OF SALES	99,254	23,216

SELLING and GENERAL ADMINISTRATIVE	878,425	723,502
IMPAIRMENT of INTANGIBLE ASSET	1,350,000	-
DEPRECIATION and AMORTIZATION	5,427	4,465
INTEREST	5,481	23,960
Total Expenses	2,239,333	751,927

Other income	(45,333)	-
NET LOSS	$(1,956,432)	$(258,175)

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

Liquidity and Capital Resources

The consolidated financial statements as of and for the year ending July 31, 2010 have been prepared assuming we continue as a going concern.

At July 31, 2010, we had an accumulated deficit of $7,830,207.

Cash and cash equivalents at July 31, 2010 were $nil and $nil at July 31, 2009. Our inventory decreased for the same period from $241,023 to $209,334 or 13.15%;

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

During 2010, three customers accounted for 96% of sales respectively (2009 – one customer accounted for 70%) and two vendors accounted for 97% of purchases (2009 - 99%).

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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Megola, Inc.

We have audited the accompanying consolidated balance sheets of Megola, Inc as of July 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for each of the years then ended. Megola, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megola, Inc. as of July 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the continuance of the Company is dependent on its future profitability and the ongoing support of its stockholders, affiliates and creditors. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
November 15, 2010

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	July 31,	July 31,
	2010	2009
	(Audited)	(Audited)
ASSETS
Inventory	$209,334	$241,023
Prepaid expenses	13,595	41,482
Accounts receivable	7,855	-
Total Current Assets	230,784	282,504

Long-term receivable	-	128,754
Intangible asset	-	1,350,000
Property and equipment, net	7,389	12,424
TOTAL ASSETS	$238,173	$1,773,682

LIABILITIES
Bank overdraft	$20,729	$74,737
Accrued expenses	168,992	76,393
Accounts payable	64,231	45,822
Accrued interest	-	25,821
Loans payable	1,134	-
Advances from stockholders	115,437	-
Total Current Liabilities	370,523	222,773

Convertible Debenture	20,000	-
Total Liabilities	390,523	222,773

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 8)
Common, $0.001 par value; 200,000,000 shares authorized, 33,570,455 and 33,187,419 issued and outstanding in 2010 and 2009 respectively	33,570	33,187
Preferred "A", $0.001 par value; 3,500,000 shares authorized, 1,092,225 and $1,911,940 issued and outstanding in 2010 and 2009 respectively	1,092	1,912
Preferred "B", $0.001 par value; 1,500,000 shares authorized, 47,561 and 137,885 issued and outstanding in 2010 and 2009 respectively	47	138
Additional paid in capital (note 8)	7,761,917	7,481,774
Deficit	(7,830,207)	(5,873,775)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(118,769)	(92,327)
Total Stockholders' Equity	(152,350)	1,550,909
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	238,173	1,773,682

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in US dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2010	2009

Income - sales	$336,822	$116,968
Cost of sales	99,254	23,216
GROSS PROFIT (LOSS)	237,568	93,752

Income - royalties (note 12)	-	400,000
	237,568	493,752

General and administrative	878,425	723,502
Impairment of intangible asset	1,350,000	-
Depreciation	5,427	4,465
Interest	5,481	23,960
TOTAL EXPENSES	2,239,333	751,927

Other income	(45,333)	-
TOTAL OTHER INCOME	(45,333)	-

NET LOSS	(1,956,432)	(258,175)

Foreign currency translation adjustment	(26,442)	(92,802)

COMPREHENSIVE LOSS	$(1,982,874)	$(350,977)

Weighted average common shares outstanding	7,245,347	1,497,325

Loss per share - basic and diluted	(0.270)	(0.172)

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Amounts expressed in US dollars)
	YEAR ENDED
	July 31, 2010	July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(1,956,432)	(258,175)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash operationg transactions
Depreciation	5,035	4,465
Impairment of intangible asset	1,350,000	-
Shares issued for rent	27,887	48,802
Shares issued for services	114,000	75,000
Write off of receivable	120,899	-
Write off accrued interest	(25,821)	-
Cash used by operating activities
Long term receivable	-	(11,881)
Inventory	31,689	(189,594)
Prepaid expenses	-	(41,369)
Accounts payable	18,406	16,737
Accrued expenses	92,599	(22,963)
Distributor deposit	-	22,000
Cash flows from operating activites	(221,738)	(356,978)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank indebtedness	(54,008)	73,446
Advances from stockholders	282,189	336,112
Convertible deventure	20,000	-
Principal payments on notes payable	-	(134,051)
Cash flows from financing activities	248,181	275,507

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property and equipment	-	(11,331)
Cash flows from investing activities	-	(11,331)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,443)	92,802
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	26,443	-
NET CASH, beginning of year	-	-
NET CASH, end of year	-	-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	5,481	23,960
Income taxes paid	- #	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	165,617 #	1,378,850
Issuance of stock for services rendered	114,000 #	75,000

See accompanying notes to audited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) - audited
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2008	1,569,721	$1,570	-	$-	-	$-

Stock for services	50,000	50	-	-	-	-
Common converted to Preferred "A"	(955,972)	(956)	1,911,940	1,912
Debt converted to Preferred "B"			-	-	137,885	138
Stock Warrants
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2009	663,749	$664	1,911,940	$1,912	137,885	$138
Stock for services	64,000	64			5,000	5
Common converted to Preferred "A"	(23,668)	(24)	47,400	47
Debt converted to Preferred "B"			-	-	16,561	16
Preferred "A" converted to common	21,677,875	21,678	(867,115)	(867)
Preferred "B" converted to common	11,188,500	11,188			(111,885)	(112)
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2010	33,570,455	$33,570	1,092,225	$1,092	47,561	$47
	Comprehensive	Paid In	Accumulated
	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2008	475	$5,981,528	$(5,615,600)	$367,973

Stock for services	-	74,950	-	75,000
Common converted to Preferred "A"		(956)		-
Debt converted to Preferred "B"		1,378,712		1,378,850
Stock Warrants		80,063		80,063
Net Loss	-	-	(258,174)	(258,174)
Foreign Currency
Translation Adjustment	(92,802)	-	-	(92,802)

Balances, July 31, 2009	(92,327)	$7,514,297	$(5,873,774)	$1,550,910
Stock for services		113,931		114,000
Common converted to Preferred "A"		(24)		(1)
Debt converted to Preferred "B"		165,584		165,600
Preferred "A" converted to common		(20,811)		-
Preferred "B" converted to common		(11,076)		-
Stock Warrants		-		-
Net Loss	-	-	(1,956,432)	(1,956,432)
Foreign Currency
Translation Adjustment	(26,428)	-	-	(26,428)

Balances, July 31, 2010	(118,755)	$7,761,901	$(7,830,206)	$(152,350)
See accompanying notes to audited interim consolidated financial statements

MEGOLA, INC.
Notes to Consolidated Financial Statements for the Years ended July 31, 2010 and 2009
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $1,956,432 and $258,175 in the 2010 and 2009 fiscal years respectively, and  negative cash flows from operations and a deficit of $7,830,207 as at July 31, 2010. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.
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
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Foreign currency translation
Megola determined that its functional currency is the Canadian Dollar as substantially all of its operations are in Canada. Megola’s reporting currency is U.S. dollars. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss. As of July 31, 2010, the exchange rate for the Canadian Dollar was $1.00 U.S. for $.9725 Canadian (2009 - $1.00 U.S. for $.9281). The annual average exchange rate for the 2010 fiscal year was $1.00 U.S. for $.9532 (2009 - $1.00 U.S. for $.8508). The Canadian economy strengthened considerably in relation to the U.S. during the fiscal year of 2010, and as a result currency fluctuations have affected Megola's operations. In the future, inflation rates and the devaluation or valuation of the Canadian Dollar in relation to the U.S. dollar may have significant effects on Megola's consolidated financial statements. During the year-ended July 31, 2010 the company incurred an aggregated foreign currency translation loss of $118,769.

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
It is the opinion of the management that the Intangible Asset – Distribution Rights acquired at May 2007 through the issuance of 30,000,000 common shares is fully impaired and that the fair market value of the asset should be written off due to the low level of sales attributed to the asset. Our sales forecast for year ended July 31, 2010 based on contractually binding agreements entered into was $5.2 million while actual sales were $ 336,822. The considerable underperformance by our distribution groups relative to their committed obligations under Agency Agreements and the subsequent expiration of these agreements leaves the fair market value of the Intangible Asset in question and as a result viewed as fully impaired.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Financial Instruments

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, inventory, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

MEGOLA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
As of July 31, 2010 and 2009, Megola had $120,022 and $nil respectively as an allowance for doubtful accounts.

(k) Inventory
Inventory is valued at the lower of cost (determined on a first -in, first-out method) and net realizable value.   Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated net realizable value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the fiscal years ended July 31, 2010 and 2009 impairment expense was $nil and $nil, respectively related to inventory impairments. In the year ending July 31, 2007, included in the impairment expense is $245,032 for slow moving products. These products are in good condition and are still expected to be sold.

(l) Property and equipment
Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years. Depreciation expense for the years ended July 31, 2010 and 2009 was $5,427 and $4,465, respectively. Depreciation of property and equipment acquired and disposed of during the year is recorded at one half of the indicated rates.

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

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Concentration of credit risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

(p) Income taxes

Megola accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the period ending July 31, 2010 and 2009.

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

(s) Recent accounting pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In May 2010, the FASB issued Accounting Standard Update No. 2010-19 “Foreign Currency”. (“ASU No. 2010-19”). ASU 2010-19, codifies the SEC staff announcement made at the March 18, 2010, EITF meeting. The ASU “provides the SEC staff’s views on certain foreign currency issues related to investments in Venezuela.” These issues relate to Venezuela’s highly inflationary status. The ASU became effective on March 18, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

4.	INTANGIBLE ASSET
DISTRIBUTION RIGHTS

In January 2007, the Company acquired exclusive rights to establish a distribution network for the Hartindo line of fire safety products (“Hartindo”) from Pacific Channel Ltd. (“PCL”), an unrelated party. These rights were acquired for $1,350,000 were paid by the issuance of 30,000,000 common shares of the Company and are considered to have an indefinite life.
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
It is the opinion of the management that the Intangible Asset – Distribution Rights acquired at May 2007 through the issuance of 30,000,000 common shares is fully impaired and that the fair market value of the asset should be written off due to the low level of sales attributed to the asset. Our sales forecast for year ended July 31, 2010 based on contractually binding agreements entered into was $5.2 million while actual sales were $ 336,822. The considerable underperformance by our distribution groups relative to their committed obligations under Agency Agreements and the subsequent expiry of these agreements leaves the fair market value of the Intangible Asset in question and as a result viewed as fully impaired.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

5.	PROPERTY AND EQUIPMENT

	2010		2009
	Cost	Accumulated Depreciation	Net	Net
	$	$	$	$
Sports Ozone Machines	16,000	15,406	594	2,874
Office Furniture and Equipment	31,846	25,051	6,795	9,550
	$47,846	$40,457	$7,389	$12,424

Depreciation expense for the years ended July 31, 2010 and 2009 was $5,427 and $4,465, respectively.
Difference between the change in accumulated depreciation from 2009 to 2010 and depreciation expense recorded is due to the effects of foreign currency translation.

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

On April 30, 2009, Megola satisfied this entire note by issuing Preferred B stock in exchange for the debt.

7.	ACCRUED EXPENSES

The composition of accrued expenses is as follows:

	2010	2009

Accrued Payroll Liabilities	144,369	50,393
Other	24,623	26,000

Total accrued liabilities	$168,992	$76,393

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock
Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 33,570,455 shares issued and outstanding at July 31, 2010 and 33,187,419 at July 31, 2009.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (continued)

On August 5, 2009, Megola issued 3,200,000 shares of its common stock, for consulting services, under an agreement valued at $64,000.  These shares were affected by the 1:50 reverse split that took place on November 25, 2009 and were converted into 64,000 shares.

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

On May 29, 2010, all Preferred series A stock were eligible for conversion back to common stock. During the period of May 29, 2010 to July 31, 2010, 867 shares of Preferred series A stock were converted into 21,678 shares of common stock. One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

During the period of May 1, 2010 to July 31, 2010, all Preferred series B stock were eligible for conversion back to common stock.  111,885 shares of Preferred series B stock were converted into 11,188,500 shares of common stock.

The shareholder of each common share is entitled to one vote.  Megola’s common stock currently has no additional rights or privileges.

b) Preferred “A”

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

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (continued)

On January 21, 2010, the company’s Series A Convertible Preferred stock increased by 45,740 shares and common stock decreased by 22,838 shares, due to a tender offer to the company’s Series A Convertible Preferred stock.  These shares were submitted late due to a late conversion instruction provided to the transfer agent.

On May 29, 2010, all Preferred series A stock were eligible for conversion back to common stock. During the period of May 29, 2010 to July 31, 2010, 867,115 shares of Preferred series A stock were converted into 21,677,875 shares of common stock. One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

(c) Preferred “B”

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

On January 29, 2010, Megola issued 16,561 shares of its Preferred B stock.  The stock was issued in return for stockholder loan.

During the period of May 1, 2010 to July 31, 2010, all Preferred series B stock were eligible for conversion back common stock.  111,885 shares of Preferred series B stock were converted into 11,188,500 shares of common stock.

On June 1, 2010, Megola issued 5,000 shares of its Preferred B stock, for professional fees, under an agreement, valued at $50,000.

(d) Additional paid in capital

From the year ended July 31, 2010 additional paid in capital increased by $280,143 due to the company issuing common stock for services, common stock being converted to Preferred “A”, debt converted to Preferred “B”, issuing  Preferred “B” stock for services, and common stock being decreased due to the reverse 1:50 stock split.

(e)
The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the year ended July 31, 2010.

9.	SEGMENT REPORTING

The Company sells products in North America and Asia and has two reportable geographic segments and three reportable product segments summarized as follows:

	North America	Asia	Total

Year ended July 31, 2010
Sales and Royalties	$336,822	$-	$336,822
Net loss	$(1,956,432)	$-	$(1,956,432)
Depreciation	$5,427	$-	$5,427
Interest Expense	$5,481	$-	$5,481
Total Assets	$238,173	$-	$238,173

Year ended July 31, 2009
Sales and Royalties	$516,968	$	$516,968
Net loss	$(258,174)	$	$(258,174)
Depreciation	$4,465	$-	$4,465
Interest Expense	$23,960	$-	$23,960
Total Assets	$1,773,682	$	$1,773,682

Breakdown of sales and royalties by product line

	Physical Water
	Treatment	Fire Safety	Total
Year Ended July 31, 2010	$7,349	$329,473	$336,822
Year Ended July 31, 2009	$2,826	$514,142	$516,968

There were no sales for air purification, water filtration, microbiological control and waste water treatment.

10.	COMMITMENTS

 (i) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2011	$42,981
Year Ended	July 31, 2012	$42,981
Year Ended	July 31, 2013	$42,981
Year Ended	July 31, 2014	$3,582
Total		$132,525

Warehouse
Year Ended	July 31, 2011	$17,505
Year Ended	July 31, 2012	$17,505
Year Ended	July 31, 2013	$17,505
Year Ended	July 31, 2014	$1,459
Total		$53,974

(ii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2011	$40,075
Year Ended	July 31, 2012	$6,679
Total		$46,754

(iii) An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2011	$9,388
Year Ended	July 31, 2012	$7,041
Total		$16,429

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

11.	CONTINGENCIES

On March 30, 2010, the Company entered in a Master Distributor agreement with CY Holding Company. Through this agreement the Company acquired exclusive rights to sell the equipment of CY Holding Company in North America.  This agreement is contingent on the minimum annual sales of 10,000 – 20,000 units during any calendar twelve month period. As of July 31, 2010, the Company had not sale any units related to CY Holding’s equipment.

12.	CONVERTIBLE NOTES PAYABLE

On July 16, 2010, a third party loaned the Company $20,000. The loan bears a rate of interest of 9% per annum and is payable on April 6, 2011 or such earlier date as this Debenture is required or permitted to be repaid as provided hereunder (the “Maturity Date”), and to pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this Debenture at the rate of 9% per annum, payable on the Maturity Date, unless the Debenture is converted to shares of common stock in accordance with the terms and conditions herein.. The holder of the note has the right to convert the note into common stock of the Company at a price of $0.01 per share of common stock or a price of seventy percent (70%) of the average of the two lowest volume weighted average prices (“VWAPs”), determined on the then current trading market for the Company’s common stock, for ten (10) trading days prior to conversion (the “Set Price”), at the option of the Holder, in whole at any time and from time to time.

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

14.	RESEARCH AND DEVELOPMENT

In 2009, Megola had $12,527 in research and development related expenditures. Much work had been completed in furthering the potential marketability of the Hartindo product line. In 2010, expenses were significantly reduced to $7,369 due to such initiatives being directly undertaken by our distribution groups.

15.	CONCENTRATIONS

During 2010, three customers accounted for 96% of sales respectively (2009 – one customer accounted for 70%) and two vendors accounted for 97% of purchases (2009 - 99%).

During 2010, 36% of the recognized sales were related to the Hartindo product line, and 27% were related to technical and administrative revenue. As of July 31, 2010, the Company only had one main supplier of the Hartindo raw materials needs for the Hartindo product line.

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

16.	INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. A valuation allowance of 100% of the deferred tax assets was made; there are no deferred taxes as of July 31, 2010. There was no income tax expense for the years ended July 31, 2010 and 2009 due to the Company’s net losses.
The Company’s tax benefit differs from the “expected” tax benefit for the years ended July 31, 2010 and 2009, which is computed by applying the Federal Corporate tax rate of 35% to loss before taxes), as follows:

	Through July 31, 2010	Through July 31, 2009
Computed “expected” tax benefit	$2,740,572	2,055,821
Less; benefit of operating loss carryforwards	2,740,572	2,055,821

	$-	-

17.	EARNING PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of July 31, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Ended July 31,
	2010		2009

Numerator:
Continuing operations:
Income from continuing operations		$(1,956,432)	$	(258,175)
Effect of dilutive convertible debt		—		—
Total		$(1,956,832)	$	(258,175)

Discontinued operations
Loss from discontinued operations		—		—

Net income (loss)		$(1,956,432)	$	(258,175)

Denominator:
Weighted average number of shares outstanding – basic and diluted		7,245,347		1,497,325

EPS:
Basic:
Continuing operations	$	( .270)	$	( .17)
Discontinued operations		0.00		0.00
Net income/(loss)		$(1,956,432)	$	(258,175)

Diluted
Continuing operations	$	( .270)	$	( .17)
Discontinued operations		0.00		0.00
Net income/(loss)		$(1,956,432)	$	(258,175)

MEGOLA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2010 and 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

18.	LONG TERM RECEIVABLE

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

On April 9, 2010, the Board of Directors of Pacific Channel Limited and majority of shareholders have passed resolution to dissolve the company effectively immediately, therefore the outstanding receivable is deemed uncollectible and a corresponding adjusting entry to bad debt expense has been entered.

19.	RELATED PARTY TRANSACTIONS

During the year ended July 31, 2010, the Company had the following material related party transactions:

A.
Joel Gardner, the Company’s Chief Executive officer, lend the Company $282,189, and converted $165,617 into 16,561 shares of preferred B stock during the year ended July 31, 2010. As of July 31, 2010, the Company owed Joel Gardner $116,572.

B.	New Fire Solutions, Inc., is a company owned by one of the Company’s directors, and it accounted for 42% of the Megola’s annual sales during the year ended July 31, 2010.

20.	SUBSEQUENT EVENTS

On August 31, 2010, Megola (“Company”) entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Buyer”).

The basic parameters of the Agreement with Asher Enterprises, Inc. will include, but not be limited to, the following:

A.
The Company and the Buyer is executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “1933 Act”);

B.
Buyer desires to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement an 8% convertible note of the Company, in the form attached hereto as Exhibit A, in the aggregate principal amount of $45,000.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

C.	The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto

On September 3, 2010, the corporation approved the conversion, thru RBC Dominion Securities, of 7,031,800 restricted common shares of Megola Inc. (MGON) to 70,318 shares of Megola Inc Series B Preferred Stock.

On September 8, 2010, Megola announced that the company had opened a brokerage account with Glendale Securities for the purpose of initiating a stock buyback plan.

On September 9, 2010, Megola received a request from TD AMERITRADE Clearing Inc. to reverse a conversion and transfer that was done per their request by the transfer agent.  As the conversion and transfer from Megola Series ‘A’ Preferred stock to Megola Common stock was done without the authorization of their client TD AMERITRADE Clearing Inc. asked for consent to reverse the transaction and revert the Common Shares back to Preferred Series A Shares. Megola has given consent for 1,000,000 Common Shares to be reverted back to the original 40,000 shares of Series ‘A’ Preferred stock into the name of their client.

As of September 17, 2010 Megola has purchased 143,000 of common stock of Megola Inc. (MGON) and will return shares to treasury.

21.	COMPARATIVE FIGURES
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None—Not Applicable

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at July 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 31, 2010, our disclosure controls and procedures are effective.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2010 and for the fiscal year ending July 31, 2010 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of July 31, 2010 and for the fiscal year ending July 31, 2010, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after July 31, 2010.

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

Changes in Internal Control Over Financial Reporting

No change in the Company s internal control over financial reporting occurred during the year ended July 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The names, ages and positions of the Company's directors and executive officers are as follows:

Name	Age	Position

Joel Gardner	43	Chief Executive Officer/President/Director

Craig Wagenschutz	52	Chief Financial Officer

Daniel Gardner	39	Treasurer

Sufan Siauw	42	Director

Willard Brown	53	Director

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

Family Relationships

Joel Gardner, CEO/President and Daniel Gardner, Treasurer, are brothers.

Legal Proceedings
No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);


Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and


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

Item 11. Executive Compensation
The following table sets forth the compensation paid to our executive officers during fiscal year ended July 31, 2009 and 2010 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Non-Equity	Non-Qualified
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Joel Gardner	2009	1	0	0	0	0	0	0	1
President/CEO	2010	1	0	0	0	0	0	0	1

Compensation Agreements

We have the no compensation agreements with our executive officers.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of July 31, 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 33,570,455 shares of common stock issued and outstanding.

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

Holder of Preferred Series A

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percentage of Class(A)
Joel Gardner and affiliates	604,054	55%
Craig Wagenschutz and affiliates	12,402	0.01%
Willard Brown	29,780	0.02%
Dan Gardner and affiliates	2,133	0.00%
All officers and directors as a group [4 persons]	648,369	55.03%

The above is based on 1,092,225 shares of Preferred Series A Stock issued and outstanding as of July 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the Preferred Series A Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Holder of Preferred Series B

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percentage of Class(B)
Joel Gardner and affiliates	16,561	34%

The above is based on 47,561 shares of Preferred Series B Stock issued and outstanding as of July 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Preferred Series B Stock does not include voting power with respect to securities.

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

Item 14.  Principal Accountant Fees and Services.

The aggregate fees billed by our principal accountant for each of the last two fiscal years for Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees are as follows:

	Fiscal Year Ended July 31,
	2010	2009

Audit Fees	$26,000	$26,000
Audit-Related Fees	$6,000	$6,000
Tax Fees	$-	$-
All Other Fees	$-	$-

PART IV - Item 15. Exhibits

Form:  8-K  File Date December 15, 2009
Form:  8-K  File Date April 5, 2010
Form:  8-K  File Date April 13, 2010
Form:  8-K  File Date July 2, 2010
Form:  8-K  File Date July 21, 2010

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

Date: Dated: November 15, 2010

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Gardner		November 15, 2010
Joel Gardner	Chief Executive Officer, and Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Craig Wagenschutz		November 15, 2010
Craig Wagenschutz	Chief Financial Officer

/s/ Daniel Gardner		November 15, 2010
Daniel Gardner	Treasurer and Director

/s/ Sufan Siauw		November 15, 2010
Sufan Siauw	Director

/s/ Willard Brown		November 15, 2010
Willard Brown	Director