Form 10-Q
period 2010-10-31
MEGOLA INC
filed 2010-12-16
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2010
Or
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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,075,755 at October 31, 2010.

Megola, Inc.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Three Months Ended (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	October 31,	July 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Inventory	$209,154	$209,334
Prepaid expenses	6,628	13,595
Accounts receivable, net	2,625	7,855
Total Current Assets	218,407	230,784

Property and equipment, net	6,233	7,389
TOTAL ASSETS	$224,640	$238,173

LIABILITIES
Bank overdraft	$20,026	$20,729
Accrued expenses	148,535	168,992
Accounts payable	70,838	64,230
Accrued interest	1,203	-
Loans payable	1,644	1,134
Advances from stockholders	120,201	115,437
Convertible Debenture	27,551	20,000
Total Current Liabilities	389,998	390,522

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock: (note 8)
Common, $0.001 par value; 200,000,000 shares authorized, 27,075,755 and 33,570,455 issued and outstanding as of October 31, 2010 and July 31, 2010 respectively	27,076	33,570
Preferred "A", $0.001 par value; 3,500,000 shares authorized, 1,071,741 and 1,092,225 issued and outstanding as of October 31, 2010 and July 31, 2010 respectively	1,072	1,092
Preferred "B", $0.001 par value; 1,500,000 shares authorized, 117,879 and 47,561 issued and outstanding as of October 31, 2010 and July 31, 2010 respectively	118	47
Treasury stock	(1,080)
Additional paid in capital (note 8)	7,846,738	7,761,917
Deficit	(7,916,177)	(7,830,206)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(123,105)	(118,769)
Total Stockholders' Equity	(165,358)	(152,349)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	224,640	238,173

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts expressed in US dollars)

	For 3 Months Ended
	October 31,	October 31,
	2010	2009

Income - sales	$1,763	$138,487
Cost of sales	180	33,149
GROSS PROFIT (LOSS)	1,583	105,338

General and administrative	83,769	167,370
Depreciation	1,212	1,225
Interest	2,573	703
Consulting fees	-	64,000
TOTAL EXPENSES	87,554	233,298

NET LOSS	(85,971)	(127,960)

Foreign currency translation adjustment	(4,336)	(11,118)

COMPREHENSIVE LOSS	$(90,307)	$(139,078)

Weighted average common shares outstanding	28,572,146	33,172,159

Loss per share - basic and diluted	(0.003)	(0.004)

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	3 Months Ended
	October 31,	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(85,971)	(127,960)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash operationg transactions
Depreciation	1,156	1,225
Amortization of beneficial conversion privilege	15,593	-
Shares issued for rent	6,967	-
Shares issued for services	-	64,000
Allowance for doubtful accounts	5,230	-
Cash used by operating activities
Long term receivable	-	(7,361)
Inventory	180	(2,318)
Prepaid expenses	-	6,973
Accounts payable	6,610	38,011
Accrued Interest	1,203	-
Accrued expenses	(20,457)	(2,575)
Cash flows used in operating activites	(69,489)	(30,005)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decreased) in bank indebtedness	(703)	-
Advances from stockholders	5,273	120,985
Convertible deventure borrowing	70,000	-
Cash flows provided from financing activities	74,570	120,985

CASH FLOWS FROM INVESTING ACTIVITES
Buyback of common stock	(745)	-
Cash flows used in investing activities	(745)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,336)	(11,118)
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	4,336	79,862
NET CASH, beginning of year	-	(74,737)
NET CASH, end of year	-	5,125

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	2,573	-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for services rendered	-	64,000

See accompanying notes to audited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2009	663,749	$664	1,911,940	$1,912	137,885	$138
Stock for services	64,000	64	-	-	5,000	5
Common converted to Preferred "A"	(23,668)	(24)	47,400	48	-	-
Debt converted to Preferred "B"	-	-	-	-	16,561	16
Preferred "A" converted to common	21,677,874	21,678	(867,115)	(867)
Preferred "B" converted to common	11,188,500	11,188	-	-	(111,885)	(112)
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2010	33,570,455	$33,570	1,092,225	$1,092	47,561	$47
Common converted to Preferred A	(1,000,000)	(1,000)	40,000	40	-	-
Common converted to Preferred B	(7,031,800)	(7,032)	-	-	70,318	70
Preferred "A" converted to Common	1,537,100	1,537	(61,484)	(61)	-	-
Common stock buyback	-	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, October 31, 2010	27,075,755	27,075	1,070,741	1,072	117,879	118

			Comprehensive	Paid In	Accumulated
	Treasury Stock		Income (Loss)	Capital	Deficit	Totals
	Shares	Amount
Balances, July 31, 2009			(92,327)	$7,514,297	$(5,873,774)	$1,550,910
Stock for services	-	-	-	113,931	-	114,000
Common converted to Preferred "A"	-	-	-	(24)	-	-
Debt converted to Preferred "B"	-	-	-	165,600	-	165,616
Preferred "A" converted to common	-	-	-	(20,811)	-	-
Preferred "B" converted to common	-	-	-	(11,076)	-	-
Net Loss	-	-	-	-	(1,956,432)	(1,956,432)
Foreign Currency
Translation Adjustment	-	-	(26,442)	-	-	(26,442)

Balances, July 31, 2010	-	-	(118,769)	$7,761,917	$(7,830,206)	$(152,348)
Common converted to Preferred "A"	-	-	-	960	-	-
Common converted to Preferred "B"	-	-	-	6,962	-	-
Preferred "A" converted to Common	-	-	-	(1,476)	-	-
Common stock buyback	18,000	(1,080)	-	335	-	(745)
Beneficial conversion feature	-	-	-	78,042	-	78,042
Net Loss	-	-	-	-	(85,971)	(85,971)
Foreign Currency
Translation Adjustment	-	-	(4,336)	-	-	(4,336)

Balances, October 31, 2010	18,000	(1,080)	(123,105)	7,846,738	(7,916,177)	(165,358)

See accompanying notes to audited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2010
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
The accompanying unaudited interim consolidated financial statements of Megola, Inc. (the "Company" or “Megola”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Megola's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the 10-K have been omitted.

2.	GOING CONCERN
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $70,378 and $127,960 in the 2010 and 2009 quarter ended respectively, and negative cash flows from operations of $69,489 and a deficit of $7,900,584 as at October 31, 2010. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.
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
         •  Requirement for cash deposit with sales orders to minimize drain on working capital

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2010
(Amounts expressed in US dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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
In August 2010, the FASB issued Accounting Standard Updates No. 2010-21 (ASU No. 2010-21) “Accounting for Technical Amendments to Various SEC Rules and Schedules” and No. 2010-22 (ASU No. 2010-22) “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.
Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

4.            INVENTORY

Inventory is valued at the lower of cost (determined on a first -in, first-out method) and net realizable value.   Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated net realizable value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the quarters ended October 31, 2010 and 2009 impairment expense was $nil and $nil, respectively related to inventory impairments. In the year ending July 31, 2007, included in the impairment reserve is $245,032 for slow moving products. These products are in good condition and are still expected to be sold.

5.           CONVERTIBLE NOTES PAYABLE

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

The Company has calculated a beneficial conversion feature of $11,746, which has been deducted from the total amount owed, and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture, which amounts to $4,568, for the three months ended October 31, 2010.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2010
(Amounts expressed in US dollars)

5.	CONVERTIBLE NOTES PAYABLE (continued)

On October 19, 2010, Megola was issued $25,000 as proceeds from a 9% Convertible Debenture issued to Tangiers Investors, LP (the “Holder) and designated as its 9% Convertible Debenture due July 19, 2011.
Megola promises to pay to the Holder the principal sum of $25,000 on July 19, 2011 or such earlier date as this Debenture is required or permitted to be repaid as provided hereunder, and to pay interest to the Holder on the aggregate unconverted and then outstanding principal amount of this Debenture at the rate of 9% per annum, payable on the Maturity Date, unless the Debenture is converted to shares of common stock in accordance with the terms and conditions herein.
This Debenture is exchangeable for an equal aggregate principal amount of Debentures of different authorized denominations, as requested by the Holder surrendering the same. No service charge will be made for such registration of transfer or exchange.
This Debenture may be transferred or exchanged only in compliance with applicable federal and state securities laws and regulations. Prior to due presentment to the Company for transfer of this Debenture, the Company and any agent of the Company may treat the Person in whose name this Debenture is duly registered on the Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture is overdue, and neither the Company nor any such agent shall be affected by notice to the contrary.

The Company has calculated a beneficial conversion feature of $21,296, which has been deducted from the total amount owed, and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture, which amounts to $1,025, for the three months ended October 31, 2010.

On August 31, 2010, Megola (“Company”) entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Buyer”).
The basic parameters of the Agreement with Asher Enterprises, Inc. will include, but not be limited to, the following:
(a) The Company and the Buyer is executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “1933 Act”);

(b) Buyer desires to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement an 8% convertible note of the Company, in the form attached hereto as Exhibit A, in the aggregate principal amount of $45,000 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

(c) The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto

The Company has calculated a beneficial conversion feature of 45,000, which has been deducted in full from the total amount owed, and shown as additional paid up capital. This beneficial conversion feature has been amortized over the life of the convertible debenture, which amounts to $10,000, for the three months ended October 31, 2010.

6.	SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:
	North America	Asia	Total
Three months ended October 31, 2010
Revenues	$1,763	$-	$1,763
Net Loss	$70,378	$-	$70,378
Interest Expense	$2,573	$-	$2,573
Total Assets	$224,640	$-	$224,640

Three months ended October 31, 2009	North America	Asia	Total
Revenues	$138,487	$-	$138,487
Net Loss	$127,960	$-	$127,960
Interest Expense	$703	$-	$703
Total Assets	$1,780,272	$-	$1,780,272

7.	ADVANCES FROM STOCKHOLDERS

Included in the balance are advances in the amount of $120,201 unsecured, bearing interest at 6% and are due on demand.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2010
(Amounts expressed in US dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

 (a) Common stock

Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 27,075,755 shares issued and outstanding at October 31, 2010 and 33,570,455 at July 31, 2010.

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

On September 17, 2010, the Company purchased 18,000 shares at 0.04 per share of its common stock valued at $745 and will return to treasury. The stock on that day was trading at 0.06 per share.

(b) Preferred “A”

Preferred A stock ($.001 par value per share): 3,500,000 shares are authorized, with 1,071,741 shares issued and outstanding at October 31, 2010 and 1,092,225 at July 31, 2010.

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

On May 29, 2010, all Preferred series A stock were eligible for conversion back to common stock. During the period Of August 1, 2010 to October 31, 2010, 61,484 shares of Preferred series A stock were converted into 1,537,100 shares of common stock. One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

(c) Preferred “B”

Preferred B stock ($.001 par value per share): 1,500,000 shares are authorized, with 117,879 shares issued and outstanding at October 31, 2010 and 47,561 at July 31, 2010.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2010
(Amounts expressed in US dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (continued)

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

(d) Additional paid in capital

From the quarter ended October 31, 2010 additional paid in capital increased by $6,781 due to common stock being converted to Preferred “A”, common stock being converted to Preferred “B”, Preferred “A” being converted to common stock and common stock buy back.

(e)  The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the quarter ended October 31, 2010.

9.	LEASE COMMITMENTS

(i) The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008.  Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2011	$43,409
Year Ended	July 31, 2012	$43,409
Year Ended	July 31, 2013	$43,409
Year Ended	July 31, 2014	$3,617
Total		$133,844

Warehouse
Year Ended	July 31, 2011	$17,680
Year Ended	July 31, 2012	$17,680
Year Ended	July 31, 2013	$17,680
Year Ended	July 31, 2014	$1,473
Total		$54,513

  (ii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2011	$40,474
Year Ended	July 31, 2012	$6,746
Total		$47,220

  (iii)An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2011	$9,481
Year Ended	July 31, 2012	$7,111
Total		$16,592

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Three Months ended October 31, 2010
(Amounts expressed in US dollars)

10.	CONTINGENCIES

On March 30, 2010, the Company entered in a Master Distributor agreement with CY Holding Company. Through this agreement the Company acquired exclusive rights to sell the equipment of CY Holding Company in North America.  This agreement is contingent on the minimum annual sales of 10,000 – 20,000 units during any calendar twelve month period. As of October 31, 2010, the Company had not sold any units related to CY Holding’s equipment.

11.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

For the period ending October 31, 2010, the Company has recorded an allowance for doubtful account in the amount of $5,212.

12.	SUBSEQUENT EVENTS

On November 29, 2010, Megola (“Company”) entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Buyer”).

The basic parameters of the Agreement with Asher Enterprises, Inc. will include, but not be limited to, the following:

(a) The Company and the Buyer is executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “1933 Act”);

(b) Buyer desires to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement an 8% convertible note of the Company, in the form attached hereto as Exhibit A, in the aggregate principal amount of $32,500 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

(c) The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended October 31, 2010

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

GOING CONCERN

Megola's net loss for the three months ended October 31, 2010 vs. three months ended October 31, 2009 decreased 45.00% from $127,960 to $70,378. The Company has an accumulated deficit of $7,900,584 as of October 31, 2010. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on one customer, Door Painters Ltd. for a sale accounting for approximately 100% of our revenues in the first 3 months of fiscal year 2011. Holly Oak Chemicals accounted for 100% of cost of goods for the first 3 months of fiscal year 2011. Sales of Hartindo products accounted for 100% of our total gross revenues in the first 3 months of fiscal year 2011.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2010 vs. three months ended October 31, 2009.

Our revenues for the three months ended October 31, 2010 vs. three months ended October 31, 2009 decreased 98.73% from $138,487 to $1,763 due to an decrease in Hartindo Sales.

Our cost of sales for the three months ended October 31, 2010 vs. three months ended October 31, 2009 decreased 99.46% from $33,149 to $180. The overall decrease in the cost of sales during this period is directly attributable to the decrease in revenues.

Our general and administrative expenses for the three months ended October 31, 2010 vs. three months ended October 31, 2009 decreased 59.27% from $167,370 to $68,176 due to in decrease in salaries, insurance premiums and vehicle lease commitments.

Our interest expense for the three months ended October 31, 2010 vs. three months ended October 31, 2009 increased 266.00% from $703 to $2,573 due to the Company's increased interest owing towards payroll liabilities and accrued interest on convertible debenture loans.

Accordingly, our net loss for the three months ended October 31, 2010 vs. three months ended October 31, 2009 decreased 45.00% from $127,960 to $70,378.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending October 31, 2010 have been prepared assuming we continue as a going concern.

At October 31, 2010, we had an accumulated deficit of $7,900,584.

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

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON S-8

Form: 8-K File Date November 3, 2010
Form: 8-K File Date September 22, 2010
Form: 8-K File Date September 8, 2010

Exhibit Name and/or Identification of Exhibit Number

31 Certification
32 Certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGOLA, INC. (Registrant)

Date: December 15, 2010	By:	/s/ Joel Gardner
Joel Gardner
President, CEO, Principal Financial
Officer and Principal Accounting Officer