Form 10-K/A
period 2010-07-31
MEGOLA INC
filed 2011-01-11
CIK 1144392

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Securities

Our common stock currently trades on OTC BB under the symbol MGON.   The high and low closing price for each quarterly period of our last two fiscal years is listed below:

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

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
November 15, 2010

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	July 31,	July 31,
	2010	2009
	(Audited)	(Audited)
ASSETS
Inventory	$209,334	$241,023
Prepaid expenses	13,595	41,482
Accounts receivable	7,855	-
Total Current Assets	230,784	282,504

Long-term receivable	-	128,754
Intangible asset	-	1,350,000
Property and equipment, net	7,389	12,424
TOTAL ASSETS	$238,173	$1,773,682

LIABILITIES
Bank overdraft	$20,729	$74,737
Accrued expenses	168,992	76,393
Accounts payable	64,231	45,822
Accrued interest	-	25,821
Loans payable	1,134	-
Advances from stockholders	115,437	-
Total Current Liabilities	370,523	222,773

Convertible Debenture	20,000	-
Total Liabilities	390,523	222,773

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 8)
Common, $0.001 par value; 200,000,000 shares authorized, 33,570,455 and 663,479 issued and outstanding in 2010 and 2009 respectively	33,570	664
Preferred "A", $0.001 par value; 3,500,000 shares authorized, 1,092,225 and $1,911,940 issued and outstanding in 2010 and 2009 respectively	1,092	1,912
Preferred "B", $0.001 par value; 1,500,000 shares authorized, 47,561 and 137,885 issued and outstanding in 2010 and 2009 respectively	47	138
Additional paid in capital (note 8)	7,761,917	7,514,297
Deficit	(7,830,207)	(5,873,774)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(118,769)	(92,327)
Total Stockholders' Equity	(152,350)	1,550,909
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	238,173	1,773,682

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts expressed in US dollars)

	Year Ended	Year Ended
	July 31,	July 31,
	2010	2009

Income - sales	$336,822	$116,968
Cost of sales	99,254	23,216
GROSS PROFIT (LOSS)	237,568	93,752

Income - royalties (note 12)	-	400,000
	237,568	493,752

General and administrative	878,425	723,502
Impairment of intangible asset	1,350,000	-
Depreciation	5,427	4,465
Interest	5,481	23,960
TOTAL EXPENSES	2,239,333	751,927

Other income (expenses)	(45,333)	-
TOTAL OTHER INCOME	(45,333)	-

NET LOSS	(1,956,432)	(258,175)

Foreign currency translation adjustment	(26,442)	(92,802)

COMPREHENSIVE LOSS	$(1,982,874)	$(350,977)

Weighted average common shares outstanding	7,245,347	1,497,325

Loss per share - basic and diluted	(0.270)	(0.172)

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(Amounts expressed in US dollars)
	YEAR ENDED
	July 31, 2010	July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(1,956,432)	(258,175)
Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash operationg transactions
Depreciation	5,035	4,465
Impairment of intangible asset	1,350,000	-
Shares issued for rent	27,887	48,802
Shares issued for services	114,000	75,000
Write off of receivable	120,899	-
Write off accrued interest	(25,821)	-
Cash used by operating activities
Long term receivable	-	(11,881)
Inventory	31,689	(189,594)
Prepaid expenses	-	(41,369)
Accounts payable	18,406	16,737
Accrued expenses	92,599	(22,963)
Distributor deposit	-	22,000
Cash flows used in operating activites	(221,738)	(356,978)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in bank indebtedness	(54,008)	73,446
Advances from stockholders	282,189	336,112
Convertible deventure borrowings	20,000	-
Principal payments on notes payable	-	(134,051)
Cash flows from financing activities	248,181	275,507

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of property and equipment	-	(11,331)
Cash flows used in investing activities	-	(11,331)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,443)	92,802
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	-	-
NET CASH, beginning of year	-	-
NET CASH, end of year	-	-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	5,481	23,960
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	165,617	1,378,850
Issuance of stock for services rendered	114,000	75,000

See accompanying notes to audited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2008	1,569,721	$1,570	-	$-	-	$-

Stock for services	50,000	50	-	-	-	-
Common converted to Preferred "A"	(955,972)	(956)	1,911,940	1,912
Debt converted to Preferred "B"			-	-	137,885	138
Stock Warrants
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2009	663,749	$664	1,911,940	$1,912	137,885	$138
Stock for services	64,000	64			5,000	5
Common converted to Preferred "A"	(23,668)	(24)	47,400	47
Debt converted to Preferred "B"			-	-	16,561	16
Preferred "A" converted to common	21,677,875	21,678	(867,115)	(867)
Preferred "B" converted to common	11,188,500	11,188			(111,885)	(112)
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2010	33,570,455	$33,570	1,092,225	$1,092	47,561	$47
	Comprehensive	Paid In	Accumulated
	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2008	475	$5,981,528	$(5,615,600)	$367,973

Stock for services	-	74,950	-	75,000
Common converted to Preferred "A"		(956)		-
Debt converted to Preferred "B"		1,378,712		1,378,850
Stock Warrants		80,063		80,063
Net Loss	-	-	(258,174)	(258,174)
Foreign Currency
Translation Adjustment	(92,802)	-	-	(92,802)

Balances, July 31, 2009	(92,327)	$7,514,297	$(5,873,774)	$1,550,910
Stock for services		113,931		114,000
Common converted to Preferred "A"		(24)		(1)
Debt converted to Preferred "B"		165,584		165,600
Preferred "A" converted to common		(20,811)		-
Preferred "B" converted to common		(11,076)		-
Stock Warrants		-		-
Net Loss	-	-	(1,956,432)	(1,956,432)
Foreign Currency
Translation Adjustment	(26,428)	-	-	(26,428)

Balances, July 31, 2010	(118,755)	$7,761,901	$(7,830,207)	$(152,350)
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $1,956,432 and $258,175 in the 2010 and 2009 fiscal years respectively, and  negative cash flows from operations of $221,738 and a deficit of $7,830,207 as at July 31, 2010. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.
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

(d) Foreign currency translation
Megola determined that its functional currency is the Canadian Dollar as substantially all of its operations are in Canada. Megola’s reporting currency is U.S. dollars. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss. As of July 31, 2010, the exchange rate for the Canadian Dollar was $1.00 U.S. for $.9725 Canadian (2009 - $1.00 U.S. for $.9281). The annual average exchange rate for the 2010 fiscal year was $1.00 U.S. for $.9532 (2009 - $1.00 U.S. for $.8508). The Canadian economy strengthened considerably in relation to the U.S. during the fiscal year of 2010, and as a result currency fluctuations have affected Megola's operations. In the future, inflation rates and the devaluation or valuation of the Canadian Dollar in relation to the U.S. dollar may have significant effects on Megola's consolidated financial statements. As of the year ended July 31, 2010 the company incurred an aggregated foreign currency translation loss of $26,443

(e) Cash equivalents
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

(i) Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, inventory, account payable, accrued expenses, notes payables, and other accrued liabilities approximate fair value because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

(n) Comprehensive income (loss)

The Company has adopted ASC 220 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income (loss) in their consolidated financial statements. In addition to items included in net income, comprehensive income (loss) includes items currently charged or credited directly to stockholders’ deficiency, such as foreign currency translation adjustments.

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

(p) Income taxes

Megola accounts for income taxes under ASC Topic 740, "Accounting for Income Taxes.". Under Statement 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the period ending July 31, 2010 and 2009.

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

(r) Share-based compensation

The Company has adopted the requirements of ASC Topic 718, "Share-Based Payments". This pronouncement require that the fair value method of accounting be applied to all share-based compensation payments to both employees and non-employees respectively.

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

On March 30, 2010, the Company entered in a Master Distributor agreement with CY Holding Company. Through this agreement the Company acquired exclusive rights to sell the equipment of CY Holding Company in North America.  This agreement is contingent on the minimum annual sales of 10,000 – 20,000 units during any calendar twelve month period. As of July 31, 2010, the Company had not sold any units related to CY Holding’s equipment.

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

14.	CONCENTRATIONS

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
The Company’s tax benefit differs from the “expected” tax benefit for the years ended July 31, 2010 and 2009, which is computed by applying the Federal Corporate tax rate of 35% to loss before taxes), as follows:

	Through July 31, 2010	Through July 31, 2009
Computed “expected” tax benefit	$2,740,572	2,055,821
Less; benefit of operating loss carryforwards	2,740,572	2,055,821

	$-	-

16.	EARNING PER SHARE

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

	Ended July 31,
	2010		2009

Numerator:
Continuing operations:
Income from continuing operations		$(1,956,432)	$	(258,175)
Effect of dilutive convertible debt		—		—
Total		$(1,956,432)	$	(258,175)

Discontinued operations
Loss from discontinued operations		—		—

Net income (loss)		$(1,956,432)	$	(258,175)

Denominator:
Weighted average number of shares outstanding – basic and diluted		7,245,347		1,497,325

EPS:
Basic:
Continuing operations	$	( .270)	$	( .17)
Discontinued operations		0.00		0.00
Net income/(loss)		$(1,956,432)	$	(258,175)

Diluted
Continuing operations	$	( .270)	$	( .17)
Discontinued operations		0.00		0.00
Net income/(loss)		$(1,956,432)	$	(258,175)

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

18.	RELATED PARTY TRANSACTIONS

During the year ended July 31, 2010, the Company had the following material related party transactions:

A.
Joel Gardner, the Company’s Chief Executive officer, loaned the Company $282,189, and converted $165,617 into 16,561 shares of preferred B stock during the year ended July 31, 2010. As of July 31, 2010, the Company owed Joel Gardner $115,547.

B.	New Fire Solutions, Inc., is a company owned by one of the Company’s directors, and it accounted for 42% of the Megola’s annual sales during the year ended July 31, 2010.

19.	SUBSEQUENT EVENTS

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

As of September 17, 2010 Megola has purchased 143,000 of common stock of Megola Inc. (MGON) and will return shares to treasury.

20.	COMPARATIVE FIGURES
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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended July 31, 2010 beneficial owners complied with Section 16(a) filing requirements applicable to them.

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