Form 10-Q
period 2011-01-31
MEGOLA INC
filed 2011-03-22
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2011
Or
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

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,255,155 at January 31, 2011.

Megola, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Six Months Ended January 31, 2011 (Amounts expressed in US dollars)

MEGOLA, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in US dollars)

	January 31,	July 31,
	2011	2010
	(unaudited)	(Audited)
ASSETS
Cash	$682	$-
Inventory	139,988	209,334
Prepaid expenses	5,352	13,595
Accounts receivable, net	-	7,855
Total Current Assets	146,022	230,784

Property and equipment, net	5,705	7,389
TOTAL ASSETS	$151,727	$238,173

LIABILITIES
Bank overdraft	$-	$20,729
Accrued expenses	139,063	168,992
Accounts payable	55,641	64,231
Accrued interest	322	-
Loans payable	3,676	1,134
Advances from stockholders	86,432	115,437
Convertible Debenture	77,500	20,000
Total Current Liabilities	362,634	390,523

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 8)
Common, $0.001 par value; 200,000,000 shares authorized, 28,255,155 and 33,570,455 issued and outstanding as of January 31, 2011 and July 31, 2010 respectively	28,255	33,570
Preferred "A", $0.001 par value; 3,500,000 shares authorized, 1,061,065 and $1,092,225 issued and outstanding as of January 31, 2011 and July 31, 2010 respectively	1,061	1,092
Preferred "B", $0.001 par value; 1,500,000 shares authorized, 117,879 and 47,561 issued and outstanding as of January 31, 2011 and July 31, 2010 respectively	118	47
Treasury stock	(1,080)	-
Additional paid in capital (note 8)	7,842,528	7,761,917
Deficit	(7,950,159)	(7,830,207)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(131,628)	(118,769)
Total Stockholders' Equity	(210,905)	(152,350)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	151,727	238,173

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts expressed in US dollars)
	FOR THE 3 MONTHS ENDED		FOR THE 6 MONTHS ENDED
	January 31,	January 31,	January 31,	January 31,
	2011	2010	2011	2010

Income - sales	$356,719	$176,784	$358,498	$315,271
Cost of sales	151,208	59,312	151,388	92,461
GROSS PROFIT (LOSS)	205,511	117,472	207,110	222,810

General and administrative	179,723	189,169	245,785	356,539
Depreciation	634	1,031	1,845	2,256
Interest	1,863	715	4,433	1,418
Consulting fees	75,000	-	75,000	64,000
TOTAL EXPENSES	257,220	190,915	327,063	424,213

NET LOSS	(51,709)	(73,443)	(119,953)	(201,403)

Foreign currency translation adjustment	(8,523)	(5,115)	(12,859)	(17,382)

COMPREHENSIVE LOSS	$(60,232)	$(78,558)	$(132,812)	$(218,785)

Weighted average common shares outstanding	645,455	680,595	645,455	680,595

Loss per share - basic and diluted	(0.080)	(0.108)	(0.186)	(0.296)

See accompanying notes to audited consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts expressed in US dollars)
	6 Months Ended
	January 31,	January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(119,953)	(201,403)
Adjustments to reconcile net loss to net cash used in operating activities:	115,947	110,728
	(4,006)	(90,675)
Non-cash operationg transactions
Depreciation	1,845	2,256
Shares issued for rent	-	-
Shares issued for services	75,000	64,000
Allowance for doubtful accounts	5,212	-
Cash used by operating activities
Long term receivable	-	(61,352)
Inventory	55,731	45,304
Prepaid expenses	(22,186)	13,944
Accounts payable	(21,979)	31,729
Accrued Interest	(25,499)	-
Accrued expenses	47,823	14,847
Cash flows used in operating activites	115,947	110,728

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decreased) in bank indebtedness	-	-
Advances from stockholders	86,432	185,204
Convertible deventure borrowing	77,500	-
Cash flows used in financing activities	163,932	185,204

CASH FLOWS FROM INVESTING ACTIVITES
Buyback of common stock	-	-
Cash flows from investing activities	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,859)	(17,383)
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	21,411	77,146
NET CASH, beginning of period	(20,729)	(74,736)
NET CASH, end of period	682	2,410

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for services rendered	937,500	-
Conversion of debt into preferred stock	-	165,617
See accompanying notes to audited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2009	663,749	$664	1,911,940	$1,912	137,885	$138
Stock for services	64,000	64	-	-	5,000	5
Common converted to Preferred "A"	(23,668)	(24)	47,400	48	-	-
Debt converted to Preferred "B"	-	-	-	-	16,561	16
Preferred "A" converted to common	21,677,874	21,678	(867,115)	(867)
Preferred "B" converted to common	11,188,500	11,188	-	-	(111,885)	(112)
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2010	33,570,455	$33,570	1,092,225	$1,092	47,561	$47
Stock for services	937,500	938
Common converted to Preferred A	(1,000,000)	(1,000)	40,000	40	-	-
Common converted to Preferred B	(7,031,800)	(7,032)	-	-	70,318	70
Preferred "A" converted to Common	1,779,000	1,779	(71,160)	(71)	-	-
Common stock buyback	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, January 31, 2011	28,255,155	28,255	1,061,065	1,061	117,879	118

	Treasury Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2009			(92,327)	$7,514,297	$(5,873,774)	$1,550,910
Stock for services	-	-	-	113,931	-	114,000
Common converted to Preferred "A"	-	-	-	(24)	-	-
Debt converted to Preferred "B"	-	-	-	165,600	-	165,616
Preferred "A" converted to common	-	-	-	(20,811)	-	-
Preferred "B" converted to common	-	-	-	(11,076)	-	-
Net Loss	-	-	-	-	(1,956,432)	(1,956,432)
Foreign Currency
Translation Adjustment	-	-	(26,442)	-	-	(26,442)

Balances, July 31, 2010	-	-	(118,769)	$7,761,917	$(7,830,206)	$(152,348)
Stock for services				74,062		75,000
Common converted to Preferred "A"	-	-	-	960	-	-
Common converted to Preferred "B"	-	-	-	6,962	-	-
Preferred "A" converted to Common	-	-	-	(1,708)	-	-
Common stock buyback	18,000	(1,080)	-	335	-	(745)
Net Loss	-	-	-	-	(119,953)	(119,953)
Foreign Currency
Translation Adjustment	-	-	(12,859)	-	-	(12,859)

Balances, January 31, 2011	18,000	(1,080)	(131,628)	7,842,528	(7,950,159)	(210,905)
See accompanying notes to audited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2011
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

These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $119,953 and $201,403 in the 2011 and 2010 quarter ended respectively, and a deficit of $7,950,159 as at January 31, 2011. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.
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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2011
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

Inventory is valued at the lower of cost (determined on a first -in, first-out method) and net realizable value.   Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated net realizable value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the quarters ended January 31, 2011 and 2010 impairment expense was $nil and $nil, respectively related to inventory impairments. In the year ending July 31, 2007, included in the impairment reserve is $245,032 for slow moving products. These products are in good condition and are still expected to be sold.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2011
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

(c) The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto

On December 28, 2010, Megola (“Company”) paid the principal amount of $45,000 to Asher Enterprises, Inc, and issued 937,500 of the company’s restricted common stock at 0.08 per share, for a value of $75,000, for commitment fees that were set forth in the Note.

On December 8, 2010, Megola (“Company”) confirmed proceeds from a Securities Purchase Agreement entered into on November 29, 2010 with Asher Enterprises, Inc. (“Buyer”).

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

(b) Buyer desires to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement an 8% convertible note of the Company, in the form attached hereto as Exhibit A, in the aggregate principal amount of $32,500.00 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

(c) The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2011
(Amounts expressed in US dollars)

6.	SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:
	North America	Asia	Total
Six months ended January 31, 2011
Revenues	$358,498	$-	$358,498
Net Loss	$119,953	$-	$119,953
Interest Expense	$4,433	$-	$4,433
Total Assets	$151,717	$-	$151,717

	North America	Asia	Total
Six months ended January 31, 2010
Revenues	$315,271	$-	$315,271
Net Loss	$201,403	$-	$201,403
Interest Expense	$1,418	$-	$1,418
Total Assets	$1,776,018	$-	$1,776,018

7.	ADVANCES FROM STOCKHOLDERS

Included in the balance are advances in the amount of $86,432 unsecured, bearing interest at 6% and are due on demand.

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock

Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 28,255,155 shares issued and outstanding at January 31, 2011 and 33,570,455 at July 31, 2010.

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

On December 28, 2010, the Company issued 937,500 restricted common stock valued at $75,000 (0.08 per share) for a commitment fee based on conditions set forth on a Convertible Debenture. (see Note 5)

During the period of November 1, 2010 to January 31, 2011, 241,900 common shares of Megola Inc. (MGON) were converted into 9,676 shares of Megola Inc Series A Preferred Stock.  One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2011
(Amounts expressed in US dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (continued)

(b) Preferred “A”

Preferred A stock ($.001 par value per share): 3,500,000 shares are authorized, with 1,061,065 shares issued and outstanding at January 31, 2011 and 1,092,225 at July 31, 2010.

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

During the quarter ending January 31, 2010, an entry to Megola Inc. Series A Preferred Stock had occurred that was reflected in the prior quarter ended October 31, 2010, with 1,000 shares of Megola Inc. Series A Preferred Stock were converted into 25,000 common shares of Megola Inc. (MGON).  One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

During the period of November 1, 2010 to January 31, 2011, 9,676 shares of Megola Inc. Series A Preferred Stock were converted into 241,900 common shares of Megola Inc. (MGON).  One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

(c) Preferred “B”

Preferred B stock ($.001 par value per share): 1,500,000 shares are authorized, with 117,879 shares issued and outstanding at January 31, 2011 and 47,561 at July 31, 2010.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2011
(Amounts expressed in US dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (continued)

On September 3, 2010, the corporation approved the conversion, thru RBC Dominion Securities, of 7,031,800 restricted common shares of Megola Inc. (MGON) to 70,318 shares of Megola Inc Series B Preferred Stock.

(d) Additional paid in capital

From the quarter ended January 31, 2011 additional paid in capital increased by $80,611 due to common stock being converted to Preferred “A”, common stock being converted to Preferred “B”, Preferred “A” being converted to common stock, common stock buy back and common stock being issued for services.

(e)  The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the quarter ended January 31, 2011.

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

As of January 31, 2011, the company does not lease any vehicles, and is no longer in any lease commitment.

(iii)An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2011	$9,481
Year Ended	July 31, 2012	$7,111
Total		$16,592

As of January 31, 2011, the company does not lease any vehicles, and is no longer in any lease commitment.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Six Months ended January 31, 2011
(Amounts expressed in US dollars)

10.	CONTINGENCIES

On March 30, 2010, the Company entered in a Master Distributor agreement with CY Holding Company. Through this agreement the Company acquired exclusive rights to sell the equipment of CY Holding Company in North America.  This agreement is contingent on the minimum annual sales of 10,000 – 20,000 units during any calendar twelve month period. As of January 31, 2011, the Company had not sold any units related to CY Holding’s equipment.
Megola is still in discussion with CY Holding Company and working on further details.

11.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

For the period ending January 31, 2011, the Company has recorded an allowance for doubtful account in the amount of $5,212.

12.	SUBSEQUENT EVENT

Megola Inc is in the process of collecting the minimum quotas due from EcoBlu Products Inc.as per their 2010 sales agreement.  Megola Inc believes it is entitled to $1,531,269.60 and will further deliver 348 totes of AF21. As of filing date, Megola hasn’t had any correspondence from EcoBlu Products Inc as to payment for arrear quotas.

Item 2. Management's Discussion and Plan of Operation

Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended January 31, 2011

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

GOING CONCERN

Megola's net loss for the six months ended January 31, 2011 vs. six months ended January 31, 2010 decreased 40.44% from $201,403 to $119,953. The Company has an accumulated deficit of $7,950,159 as of January 31, 2011. These conditions create an uncertainty as to Megola's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. It is not certain as to whether Megola will raise this additional capital. The financial statements did not include any adjustment that might be necessary if Megola is unable to continue as a going concern.

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

Megola was dependent on one customer, EcoBlu Products Inc. for a sale accounting for approximately 99% of our revenues in the first 6 months of fiscal year 2011. Holly Oak Chemicals accounted for 100% of cost of goods for the first 6 months of fiscal year 2011. Sales of Hartindo products accounted for 100% of our total gross revenues in the first 6 months of fiscal year 2011.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2011 vs. three months ended January 31, 2010.

Our revenues for the three months ended January 31, 2011 vs. three months ended January 31, 2010 increased 101.78% from $176,784 to $356,719 due to an increase in Hartindo Sales.

Our cost of sales for the three months ended January 31, 2011 vs. three months ended January 31, 2010 increased 154.94% from $59,312 to $151,208. The overall increase in the cost of sales during this period is directly attributable to the increase in revenues.

Our general and administrative expenses for the three months ended January 31, 2011 vs. three months ended January 31, 2010 decreased 4.99% from $189,169 to $179,723 due to a decrease in salaries, and vehicle lease commitments.

Our interest expense for the three months ended January 31, 2011 vs. three months ended January 31, 2010 increased 160.56% from $715 to $1,863 due to the Company's increased interest owing towards payroll liabilities and accrued interest on convertible debenture loans.

Accordingly, our net loss for the three months ended January 31, 2011 vs. three months ended January 31, 2010 decreased 29.59% from $73,443 to $51,709.

Six months ended January 31, 2011 vs. Six months ended January 31, 2010.

Our revenues for the six months ended January 31, 2011 vs. six months ended January 31, 2010 increased 13.71% from $315,271 to $358,498 due to an increase in Hartindo sales.

Our cost of sales for the six months ended January 31, 2011 vs. six months ended January 31, 2010 increased 63.73% from $92,461 to $151,388. The overall increase in the cost of sales during this period is directly attributable to the sales of Hartindo product.

Our general and administrative expenses for the six months ended January 31, 2011 vs. six months ended January 31, 2010 decreased 31.06% from $356,539 to $245,785 due to a decrease in purchases of Hartindo products, shipping and receiving costs and vehicle lease commitments.

Our interest expense for the six months ended January 31, 2011 vs. six months ended January 31, 2010 increased 212.62% from $1,418 to $4,433 due to the Company's increased interest owing towards accrued interest on convertible debenture loans and interest owing towards payroll liabilities.

Accordingly, our net loss for the six months ended January 31, 2011 vs. six months ended January 31, 2010 decreased 40.44% from $201,403 to $119,953.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending January 31, 2011 have been prepared assuming we continue as a going concern.

At January 31, 2011, we had an accumulated deficit of $7,950,159.

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

Form: 8-K File Date December 15, 201
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

MEGOLA, INC. (Registrant)

Date: March 22, 2011	By:	/s/ Joel Gardner
Joel Gardner
President, CEO, Principal Financial
Officer and Principal Accounting Officer