Form 10-Q
period 2011-04-30
MEGOLA INC
filed 2011-06-20
CIK 1144392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2011
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

MEGOLA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	88-0492605
(STATE OR OTHER JURISDICTION	(IRS EMPLOYER
OF	INDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

SEC File Number: 000-49815

214 LaSalle Line
Sarnia, ON	N7T 7H5
(Address of Principal	(Zip Code)
Executive Offices)

Registrant's telephone number, including area code: Tel: (519) 336-0628
(Former Name or Former Address, if Changed Since Last Report)

704 Mara Street, Suite 111
Point Edward, ON, N7V 1X4

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

Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,968,811 at April 30, 2011.

Megola, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Megola, Inc. Interim Consolidated Financial Statements – Unaudited
Nine Months Ended April 30, 2011 (Amounts expressed in US dollars)

	April 30, 2011	July 31, 2010
	(unaudited)	(Audited)

ASSETS
Cash	$1,069	$-
Accounts receivable	704	7,855
Inventory	139,988	209,334
Prepaid expenses	-	13,595
Loan Receivable	17,004	-
Total Current Assets	158,765	230,784

Property and equipment	5,364	7,389
TOTAL ASSETS	164,129	238,173

LIABILITIES
Bank overdraft	$-	$20,729
Accrued expenses	148,358	168,992
Accounts payable	42,983	64,231
Loans payable	4,136	1,134
Advances from stockholders - (note 10)	-	115,437
Total Current Liabilities	195,477	370,523

Convertible Debenture	83,500	20,000
Total Liabilities	278,977	390,523

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Capital stock: (note 11)
Common, $0.001 par value; 200,000,000 shares authorized, 43,968,811 issued and outstanding at April 30, 2011 and 33,570,455 July 31, 2010	43,968	33,570
Preferred "A", $0.001 par value; 3,500,000 shares authorized, 1,059,465 and 1,092,225 issued and outstanding at April 30, 2011 and July 31, 2010 respectively	1,059	1,092
Preferred "B", $0.001 par value; 1,500,000 shares authorized, 117,879 and 47,561 issued and outstanding at April 30, 2011 and July 31, 2010 respectively	117	47
Treasury Stock	(1,080)	-
Additional paid in capital - (note 11)	7,968,817	7,761,917
Deficit	(8,003,002)	(7,830,207)
Accumulated other comprehensive income (loss):	-	-
Foreign currency translation adjustment	(124,727)	(118,769)
Total Stockholders' Equity	(114,848)	(152,350)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,129	$238,173

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts expressed in US dollars)	FOR THE 3 MONTHS ENDED		FOR THE 9 MONTHS ENDED
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
Income - sales	$605	$13,929	$359,119	$329,201
Cost of sales	0	3,828	151,388	96,289
GROSS PROFIT (LOSS)	605	10,102	207,731	232,912

General and administrative	48,335	145,102	296,672	501,885
Depreciation	654	1,166	2,498	3,422
Interest	1,940	983	6,357	2,401
Stock issued for Commitment Fee	0		75,000
Consulting fees	-	-	-	64,000
TOTAL EXPENSES	50,929	147,251	380,527	571,708

NET INCOME (LOSS)	(50,324)	(137,149)	(172,796)	(338,796)
Other income (expenses):

Foreign currency translation adjustment	(6,901)	(11,629)	(5,958)	(29,011)

COMPREHENSIVE INCOME (LOSS)	(57,225)	(148,778)	(178,754)	(367,807)

Weighted average common shares outstanding	740,750	680,595	740,750	680,595

Loss per share - basic and diluted	$(0.068)	$(0.202)	$(0.233)	$(0.498)

Comprehensive loss per share - basic and diluted	$(0.077)	$(0.219)	$(0.241)	$(0.540)

See accompanying notes to unaudited interim consolidated financial statements

MEGOLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in US dollars)

	9 Months Ended
	April 30,	April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(172,796)	(338,796)
Adjustments to reconcile net loss to net cash used in operating activities:	211,188	199,955
	38,392	(138,841)
Non-cash operationg transactions
Depreciation	2,498	3,422
Shares issued for services	-	64,000
Shares issued for debt	118,000
Allowance for doubtful accounts	5,212	-
Cash used by operating activities
Loan receivable	17,004	2,970
Inventory	51,823	49,212
Prepaid expenses	(20,567)	20,915
Accounts payable	(14,501)	59,436
Accrued Interest	3,956	-
Accrued expenses	23,763	-
Cash flows used in operating activites	211,188	199,955

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decreased) in bank indebtedness	-	-
Advances from stockholders	-	236,621
Convertible debenture borrowing	83,500	-
Cash flows used in financing activities	83,500	236,621

CASH FLOWS FROM INVESTING ACTIVITES
Buyback of common stock	-	-
Cash flows from investing activities	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,958)	(29,011)
NET INCREASE (DECREASE) IN CASH FOR THE YEAR	294,688	68,769
NET CASH, beginning of period	-	(74,737)
NET CASH, end of period	1,069	(5,967)

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-
Income taxes paid	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt into preferred stock	-	165,617

See accompanying notes to audited interim consolidated financial statements

Megola, Inc.
CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Amounts expressed in US dollars)

	Common Stock		Preferred Stock Series "A"		Preferred Stock Series "B"
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, July 31, 2009	663,749	$664	1,911,940	$1,912	137,885	$138
Stock for services	64,000	64	-	-	5,000	5
Common converted to Preferred "A"	(23,668)	(24)	47,400	48	-	-
Debt converted to Preferred "B"	-	-	-	-	16,561	16
Preferred "A" converted to common	21,677,874	21,678	(867,115)	(867)
Preferred "B" converted to common	11,188,500	11,188	-	-	(111,885)	(112)
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, July 31, 2010	33,570,455	$33,570	1,092,225	$1,092	47,561	$47
Stock for services	937,500	938
Stock for Debt	11,800,000	11,800
Stock for Convertible Debenture	3,873,656	3,873
Common converted to Preferred A	(1,000,000)	(1,000)	40,000	40	-	-
Common converted to Preferred B	(7,031,800)	(7,032)	-	-	70,318	70
Preferred "A" converted to Common	1,819,000	1,819	(72,760)	(73)	-	-
Common stock buyback	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Foreign Currency
Translation Adjustment	-	-	-	-	-	-

Balances, April 30, 2011	43,968,811	43,968	1,059,465	1,059	117,879	118

	Treasury Stock		Comprehensive	Paid In	Accumulated
	Shares	Amount	Income (Loss)	Capital	Deficit	Totals
Balances, July 31, 2009	-	-	(92,327)	$7,514,297	$(5,873,774)	$1,550,910
Stock for services	-	-	-	113,931	-	114,000
Common converted to Preferred "A"	-	-	-	(24)	-	-
Debt converted to Preferred "B"	-	-	-	165,600	-	165,616
Preferred "A" converted to common	-	-	-	(20,811)	-	-
Preferred "B" converted to common	-	-	-	(11,076)	-	-
Net Loss	-	-	-	-	(1,956,432)	(1,956,432)
Foreign Currency
Translation Adjustment	-	-	(26,442)	-	-	(26,442)

Balances, July 31, 2010	-	-	(118,769)	$7,761,917	$(7,830,206)	$(152,348)
Stock for services				74,062		75,000
Stock for Debt				106,200		118,000
Stock for Convertible Debenture				20,127		24,000
Common converted to Preferred "A"	-	-	-	960	-	-
Common converted to Preferred "B"	-	-	-	6,962	-	-
Preferred "A" converted to Common	-	-	-	(1,746)	-	-
Common stock buyback	18,000	(1,080)	-	335	-	(745)
Net Loss	-	-	-	-	(172,796)	(172,796)
Foreign Currency
Translation Adjustment	-	-	(5,958)	-	-	(5,958)

Balances, April 30, 2011	18,000	(1,080)	(124,727)	7,968,817	(8,003,002)	(114,848)

See accompanying notes to audited interim consolidated financial statements

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2011
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
These consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, Megola incurred recurring net losses of $172,796 and $338,796 in the 2011 and 2010 quarter ended respectively, and a deficit of $8,003,002 as at April 30, 2011. These conditions create an uncertainty as to Megola's ability to continue as a going concern. At present, the Company does not have sufficient resources to fund its current working capital requirements. The Company's financing plans include obtaining additional capital through various debt and/or equity financing arrangements to service its current working capital requirements; any additional or unforeseen obligations and to fund the implementation of future opportunities. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These consolidated financial statements do not include any adjustments for this uncertainty.
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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2011
(Amounts expressed in US dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

Inventory is valued at the lower of cost (determined on a first -in, first-out method) and net realizable value.   Megola records provisions to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of the inventory and its estimated net realizable value based on assumptions about future market demand and market conditions. If future demand or market conditions are less favorable than currently expected, additional inventory provisions may be required. During the quarters ended April 30, 2011 and 2010 impairment expense was $nil and $nil, respectively related to inventory impairments. In the year ending July 31, 2007, included in the impairment reserve is $245,032 for slow moving products. These products are in good condition and are still expected to be sold.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2011
(Amounts expressed in US dollars)

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

(c) The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto

On December 28, 2010, Megola (“Company”) paid the principal amount of $45,000 to Tangiers Investors LP, and issued 937,500 of the company’s restricted common stock at 0.08 per share, for a value of $75,000, for commitment fees that were set forth in the Note.

On December 8, 2010, Megola (“Company”) confirmed proceeds from a Securities Purchase Agreement entered into on November 29, 2010 with Asher Enterprises, Inc. (“Buyer”).

The basic parameters of the Agreement with Asher Enterprises, Inc. will include, but not be limited to, the following:

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2011
(Amounts expressed in US dollars)

5.	CONVERTIBLE NOTES PAYABLE (con’t)

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

(c) The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto

During the quarter ending April 30, 2011, Megola (“Company”) issued 3,873,656 shares of its Common Stock to Asher Enterprises, Inc in the amount of $24,000, to reduce the amount owing on the Company’s Convertible Debenture outstanding to Asher Enterprises, Inc.

6.	SEGMENT REPORTING

Megola sells in the U.S. and Asia as well as in Canada and has two reportable geographic segments, with summary information as follows:

	North America	Asia	Total
Nine months ended April 30, 2011
Revenues	$359,119	$-	$359,119
Net Income (Loss)	$(172,796)	-	$(172,796)
Interest Expense	$6,357	$-	$6,357
Total Assets	164,129	$-	$164,129

	North America	Asia	Total
Nine months ended April 30, 2010
Revenues	$329,201	$-	$329,201
Net Income (Loss)	$(338,796)	-	$(338,796)
Interest Expense	$2,401	$-	$2,401
Total Assets	1,697,591	$-	$1,697,591

7.	ADVANCES FROM STOCKHOLDERS

Included in the balance are advances in the amount of $nil.  Megola Inc. (“Company”) issued 11,800,000 shares of its Common Stock in the amount of $118,000 for debt conversion for Advances from Stockholders January 1, 2010 to July 31, 2010.

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL

(a) Common stock

Common stock ($.001 par value per share): 200,000,000 shares are authorized, with 43,968,811 shares issued and outstanding at April 30, 2011 and 33,570,455 at July 31, 2010.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2011
(Amounts expressed in US dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (con’t)

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

On February 1, 2011, 40,000 common shares of Megola Inc. (MGON) were converted into 1,600 shares of Megola Inc. Series A Preferred Stock.  One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

On March 7, 2011, the Company issued 11,800,000 shares of its common stock valued at $118,000 (0.01 per share) for Debt Conversion for Advances from Stockholders January 1, 2010 to July 31, 2010.

On March 14, 2011, April 13, 2011 and April 26, 2011, the Company issued a total of 3,873,656 shares of its common stock valued for a total of $24,000, to reduce the amount owing on the Company’s Convertible Debenture outstanding to Asher Enterprises, Inc.

(b) Preferred “A”

Preferred A stock ($.001 par value per share): 3,500,000 shares are authorized, with 1,061,065 shares issued and outstanding at April 30, 2011 and 1,092,225 at July 31, 2010.

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

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2011
(Amounts expressed in US dollars)

8.	CAPITAL STOCK AND ADDITIONAL PAID IN CAPITAL (con’t)

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

On February 1, 2011, 1,600 shares of Megola Inc. Series A Preferred Stock were converted into 40,000 common shares of Megola Inc. (MGON). One share of Series A Convertible Preferred Stock was received for each 25 shares of common tendered.

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

(d) Additional paid in capital

From the quarter ended April 30, 2011 additional paid in capital increased by $126,289 due to common stock being converted to Preferred “A”, common stock being converted to Preferred “B”, Preferred “A” being converted to common stock, common stock buy back , common stock being issued for services, common stock issued for Debt, and common stock issued for Convertible Debenture.

(e)  The Company has a Stock Incentive Plan for employees and consultants.  There were no shares issued under the plan during the quarter ended April 30, 2011.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2010
(Amounts expressed in US dollars)

9.	LEASE COMMITMENTS

(i)	The Company leased office and warehouse space in Sarnia, Ontario, Canada that commenced March of 2011. Required minimum lease payments are as follows:

Office/Warehouse
Year Ended	July 31, 2011	$9,986
Year Ended	July 31, 2012	$26,628
Year Ended	July 31, 2013	$26,628
Year Ended	July 31, 2014	$3,617
Total		$133,844

(ii)	The Company leased warehouse space and additional office space in Point Edward, Ontario, and Canada that commenced September of 2008. Required minimum lease payments are as follows:

Office
Year Ended	July 31, 2011	$43,409
Year Ended	July 31, 2012	$43,409
Year Ended	July 31, 2013	$43,409
Year Ended	July 31, 2014	$3,617
Total		$133,844

Warehouse
Year Ended	July 31, 2011	$17,680
Year Ended	July 31, 2012	$17,680
Year Ended	July 31, 2013	$17,680
Year Ended	July 31, 2014	$1,473
Total		$54,513

(iii) The Company has also leased 4 vehicles that commenced in August of 2008.  Required minimum lease payments are as follows:

Year Ended	July 31, 2011	$40,474
Year Ended	July 31, 2012	$6,746
Total		$47,220

As of April 30, 2011, the company does not lease any vehicles and is no longer in the office and warehouse lease commitment in Point Edward, Ontario, Canada.

(iv)An additional vehicle was leased in April of 2009. Required minimum lease payments are as follows:

Year Ended	July 31, 2011	$9,481
Year Ended	July 31, 2012	$7,111
Total		$16,592

As of April 30, 2011, the company does not lease any vehicles, and is no longer in any lease commitment.

MEGOLA, INC.
Notes to Unaudited Interim Consolidated Financial Statements for the Nine Months ended April 30, 2011
(Amounts expressed in US dollars)

10.	CONTINGENCIES

On March 30, 2010, the Company entered in a Master Distributor agreement with CY Holding Company. Through this agreement the Company acquired exclusive rights to sell the equipment of CY Holding Company in North America.  This agreement is contingent on the minimum annual sales of 10,000 – 20,000 units during any calendar twelve month period. As of April 30, 2011, the Company had not sold any units related to CY Holding’s equipment.
Megola is still in discussion with CY Holding Company and working on further details.

11.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

For the period ending April 30, 2011, the Company has recorded an allowance for doubtful account in the amount of $5,212.

12.	SUBSEQUENT EVENTS

On May 6, 2011 we entered into a Purchase Agreement for the acquisition of certain Intellectual Property Rights (IP), Patents, and Patents Pending with 1771601 Ontario Inc. The basic terms and conditions proposed by MGON into the agreement will include, but not be limited to, the following:

At the closing, as hereinafter described, Megola Inc. will acquire and own the following; any patents, patents pending and IP Rights developed and owned by the Sellers as it pertains to:

•	IP /Manufacturing for the Anti-Fire Inhibitor recipe

Immediately following the Closing, MGON may change the name of the recipe to a MGON brand name.

Consideration

Upon Closing Megola Inc. will pay a consideration of MGON restricted common stock (“Stock Consideration”) of 1,000,000 shares as per Rule 144 and Megola Inc. shall issue such stock in the name of the Seller and or its assigns.

Megola will also pay a consideration of 250,000 restricted Series B Preferred shares which each Series B Preferred share having a stated value of $10.00 (ten dollars) per share. Series B Preferred shares, after the restricted holding period, can be converted at $0.10 (ten cents) to MGON common shares. Megola also retains the option to buy back any Series B Preferred shares for cash consideration of the same stated value of the Series B Preferred shares. Megola Inc. shall issue such stock in the name of the Seller and or its assigns.

Megola Inc interim agency with NewStar Chemical ended December 31, 2010 for related products consisting of Hartindo AF11E, Hartindo AF31, Dectan and Permanent AF21 additive.

On May 11, 2011, June 10, 2011 , the Company issued a total of 2,526,596 shares of its common stock valued for a total of $11,000, to reduce the amount owing on the Company’s Convertible Debenture outstanding to Asher Enterprises, Inc. Remaining  balance on note as of June 20,2011 is $10,000.

May 06, 2011 - EcoBlu Press Release Announces That Newstar Chemical Sues Megola Over Misrepresentations and Fraudulent Conduct.

May 20, 2011 - Order to Show Cause for Preliminary Injunction and Temporary Restraining Order filed by NewStar Chemicals.

May 26, 2011 - NewStar Injunction Order — DENIED

June 6, 2011- Newstar files Notice of Voluntary Dismissal Pursuant to FRCP 41(a)(1)(A)(i)

Megola Inc is in the process of collecting the minimum quotas due from EcoBlu Products Inc.as per their 2010 sales agreement.  Megola Inc believes it is entitled to $1,531,269.60 and will further deliver 348 totes of AF21. As of filing date, Megola hasn’t had any correspondence from EcoBlu Products Inc as to payment for arrear quotas. EcoBlu Products Inc contractually has no obligation; however should they require any future product from Megola these arrears will need to be ordered upfront with full payment.

Item 2. Management's Discussion and Plan of Operation
Management’s Discussion and Analysis of Financial Condition and Operating Results
For the Quarter Ended April 30, 2011

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

GOING CONCERN

Megola's net loss for the nine months ended April 30, 2011 vs. nine months ended April 30, 2010 was $172,796. The Company has an accumulated deficit of $8,003,002 as of April 30, 2011.

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

Fire Inhibitor Coating (FIC)
Unlike many current fire retardant solutions, which only delay the start of fires, FIC is a total fire inhibitor, rendering all water absorbent and many synthetic materials non-flammable. .Megola also offers a fire inhibitor powder (FIP) which allows Megola to add fire protection into many manufacturing processes that require fire protection.

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

Three months ended April 30, 2011 vs. three months ended April 30, 2010.

Our revenues for the three months ended April 30, 2011 vs. three months ended April 30, 2010 decreased 95.66% from $13,929 to $605 due to Megola losing one of its distributors. Megola had intended to have increased projected sales as per promised sales agency agreement quotas coming to fruition. Megola Inc is in the process of collecting the minimum quotas due from EcoBlu Products Inc. as per their 2010 sales agency agreement.  Megola Inc believes it is entitled to $1,531,269.60 and will further deliver 348 totes of AF21. As of filing date, Megola hasn’t had any correspondence from EcoBlu Products Inc as to payment for arrear quotas. EcoBlu Products Inc contractually has no obligation; however should they require any future product from Megola these arrears will need to be ordered upfront with full payment.
. .

Our cost of sales for the three months ended April 30, 2011 vs. three months ended April 30, 2010 decreased 100.00% from $3,828 to $-nil. The overall decrease in the cost of sales during this period is directly attributable to the sale of a physical water treatment system that incurs not cost of goods sold.

Our general and administrative expenses for the three months ended April 30, 2011 vs. three months ended April 30, 2010 decreased 66.69% from $145,102 to $48,335 due to a decrease in purchases of raw materials for fire inhibitor coating (FIC) and fire inhibitor powder (FIP) products and payroll expenses.

Our interest expense for the three months ended April 30, 2011 vs. three months ended April 30, 2010 increased 97.36% from $983 to $1,940 due to the Company's increased interest owing towards payroll liabilities.

Accordingly, our net loss for the three months ended April 30, 2011 vs. three months ended April 30, 2010 was $50,324.

Nine months ended April 30, 2011 vs. Nine months ended April 30, 2010.

Our revenues for the nine months ended April 30, 2011 vs. nine months ended April 30, 2010 increased 9.09% from $329,201 to $359,119 due to an increase in sales of Megola’s fire inhibiting coating product (FIC).

Our cost of sales for the nine months ended April 30, 2011 vs. nine months ended April 30, 2010 increased 57.22% from $96,289 to $151,388. The overall increase in the cost of sales during this period is directly attributable sales of FIC product.

Our general and administrative expenses for the nine months ended April 30, 2011 vs. nine months ended April 30, 2010 decreased 40.89% from $501,885 to $296,672 due to a decrease in purchases of raw materials, insurance premiums, payroll expenses and lease commitments.

Our interest expense for the nine months ended April 30, 2011 vs. nine months ended April 30, 2010 increased 164.76% from $2,401 to $6,357 due to the Company's increased interest owing towards payroll liabilities.

Accordingly, our net loss for the nine months ended April 30, 2011 vs. nine months ended April 30, 2010 was $172,796.

LIQUIDITY AND CAPITAL RESOURCES

The financial statements as of and for the period ending April 30, 2011 have been prepared assuming we continue as a going concern.

At April 30, 2011, we had an accumulated deficit of $8,003,002.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Megola incurred no expense to dispute legal proceedings

May 06, 2011 - EcoBlu Press Release

EcoBlu Announces That Newstar Chemical Sues Megola Over Misrepresentations and Fraudulent Conduct.

May 20, 2011 - Order to Show Cause for Preliminary Injunction and Temporary Restraining Order filed by NewStar Chemicals.

May 26, 2011 - Case Summary of NewStar Injunction Order — DENIED

June 6, 2011- Notice of Voluntary Dismissal Pursuant to FRCP 41(a)(1)(A)(i)

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON S-8

8K filed with Q
8K filed with Q

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

Date: June 20, 2011